Form 10-K
period 1996-11-30
AMERICAN ECO CORP
filed 1997-05-05
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                          OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  -------------------
                            Commission file number 0-10621
                                                  --------

                               AMERICAN ECO CORPORATION
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

           ONTARIO, CANADA                                52-1742490
     -------------------------------              --------------------
        (State or other jurisdiction                            (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

                        11011 JONES ROAD, HOUSTON, TEXAS 77070
                     -------------------------------------------
                       (Address of principal executive offices)

                                    (281) 774-7000
                  --------------------------------------------------
                 Registrant's telephone number, including area code:

     Securities registered pursuant to Section 12(b) of the Act.
                                             Name of each exchange on
               Title of each class                which registered
          ------------------------------     -------------------------
                     None                                   None

     Securities registered pursuant to Section 12(g) of the Act.

                             COMMON SHARES, NO PAR VALUE
                             ----------------------------
                                   (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---
          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was $87,347,189 at March 17, 1997.

          At May 2, 1997, the number of Common Shares outstanding of the Registrant was 14,787,246.

          Documents Incorporated in Reference:  None

                                      FORM 10-K

                                  TABLE OF CONTENTS

                                                                          Page


        PART I

             Item 1.  Business  . . . . . . . . . . . . . . . . . . . . .    3

             Item 2.  Properties  . . . . . . . . . . . . . . . . . . . .   18

             Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . .   19
             Item 4.   Submission of Matters to a Vote of
                       Security Holders . . . . . . . . . . . . . . . . .   20


        PART II

             Item 5.   Market for Registrant's Common Equity
                       and Related Stockholder Matters  . . . . . . . . .   21

             Item 6.  Selected Financial Data . . . . . . . . . . . . . .   23

             Item 7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . . . . . .   24

             Item 8.  Financial Statements and Supplementary Data . . . .   30

             Item 9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure  . . . . .   52


        PART III

             Item 10.  Directors and Executive Officers of the
                       Registrant . . . . . . . . . . . . . . . . . . . .   53

             Item 11.  Executive Compensation . . . . . . . . . . . . . .   57

             Item 12.  Security Ownership of Certain Beneficial
                       Owners and Management  . . . . . . . . . . . . . .   61

             Item 13.  Certain Relationships and Related
                        Transactions  . . . . . . . . . . . . . . . . . .   62


        PART IV
             Item 14.  Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K  . . . . . . . . . . . . . . .   63

                                        PART I

        Unless otherwise indicated all dollar amounts are in United States dollars. For a statement regarding forward looking statements contained herein, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition Information Regarding Forward Looking Statements."

        ITEM 1.   BUSINESS

        GENERAL

             American Eco Corporation (the "Company") provides industrial support services to the petroleum and petrochemical refining, power generation and forest products industries in the United States and Canada. Within this general line of business, the Company provides industrial maintenance, environmental remediation and specialty fabrication services. The Company's environmental services include hazardous material remediation and abatement, emergency hazardous spill containment and cleanup and hazardous material packaging and transportation. The Company's industrial maintenance services include the repair, maintenance and modification of boilers, pressure vessels and tubing used in industrial facilities as well as the provision of project management and engineering services. The Company's specialty fabrication services typically involve the construction of custom steel and metal alloy products used in refineries, pulp mills and offshore oil drilling platforms.

             Management believes that several factors characterize the market for industrial support services. The industries served by the Company increasingly hire independent contractors to provide industrial support services that had once been provided by their internal maintenance employees. In addition, the market for environmental remediation services has been characterized by level to low growth over the past five years which has contributed to a general consolidation in the market as small, regional environmental service providers have been acquired or go out of business. By expanding its capabilities and geographic presence through acquisitions and internal growth, the Company hopes to capitalize on these market trends and become a leading single-source industrial support service provider in the United States and Canada.


             At March 31, 1997, the Company operated primarily through the following first and second tier subsidiaries: Eco Environmental, Inc., a Delaware corporation ("Eco Environmental"); C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services, Inc., a Delaware corporation, the "Turner Group"); Cambridge Construction Services Corp., a Nevada corporation ("Cambridge"); Lake Charles Construction Company, a Louisiana corporation ("Lake Charles Construction" and, together with its wholly-owned subsidiaries, the "Lake Charles Group"); Environmental Evolutions, Inc., a Texas corporation ("Environmental Evolutions" or "EE"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM Industra, Ltd., a Nova Scotia, Canada corporation ("MM Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); and Chempower, Inc., an Ohio corporation ("Chempower").

             The following table lists the Company's subsidiaries by business segment:

            INDUSTRIAL        ENVIRONMENTAL          SPECIALTY
            MAINTENANCE        REMEDIATION          FABRICATION
             SERVICES            SERVICES             SERVICES
           ------------        ------------          ----------
           Turner Group     Eco Environmental       Turner Group
           Lake Charles             EE           Lake Charles Group
               Group            United Eco          MM Industra
         Industra Service       Chempower         Industra Service
             Chempower             SRS               Chempower
                SRS             Cambridge
                             Industra Service

        DEVELOPMENT OF THE BUSINESS

             The Company was organized under the laws of Ontario, Canada in 1969 and entered the environmental business in 1987 under the name ECO Corp. Between 1987 and 1992, the Company developed and marketed certain environmental technologies, including commercial and residential food waste composting systems. The Company discontinued its composter operations, which resulted in the eventual write-down or sale of substantially all of the assets associated with such operations by 1993. The Company continues to license these environmental technologies to other companies, but revenues derived from the licensing of such environmental technologies accounted for less than one percent of the Company's total revenues during fiscal 1996.

             The Company has entered its current lines of business and has grown substantially through the acquisition of other companies. The Company acquired nine companies between fiscal 1993 and fiscal 1996, and its revenues grew from $7.6 million to $119.5 million during such period.

             The Company first entered the environmental remediation business in fiscal 1993, with the acquisition of Eco Environmental, a provider of such services based in Houston, Texas. Subsequent to this acquisition, Michael McGinnis, who had been the President of Eco Environmental, became President and Chief Executive Officer of the Company.

             In November 1993, the Company purchased the operating assets and businesses of the Turner Group, which is located in Port Arthur, Texas and provides construction, maintenance, demolition, and industrial maintenance services to petroleum and petrochemical refineries along the Gulf Coastal region of the United States. Management believes that as a result of the acquisition of the Turner Group, the Company is well positioned to provide industrial maintenance services to the petroleum and petrochemical refining industry. The Turner Group has a 50-year operating history and is located in a region that has the largest crude refinery capacities in the United States.

             In June 1994, the Company acquired Cambridge, a construction management company located in Dallas, Texas which provides project management consulting services to small contractors.

             In July 1995, the Company acquired the Lake Charles Group, a construction company located in Lake Charles, Louisiana. The Lake Charles Group commenced operations in 1986 and provides general contracting, industrial maintenance, heating and air conditioning and industrial sheet metal services to commercial and light industrial clients.

             The Company accelerated its acquisition program during fiscal 1996 by adding five new subsidiaries to the Company. The Company's revenues increased 156% to $119.5 million in fiscal 1996 from $46.6 million in fiscal 1995, primarily as a result of such acquisitions.

             On January 1, 1996, the Company acquired all of the outstanding capital stock of Environmental Evolutions in exchange for 400,000 shares of the Company's Common Shares, which had a fair market value of approximately $2.4 million. Environmental Evolutions is based in Corpus Christi, Texas and provides hazardous spill response services to the pipeline and power generation industries located primarily along the Gulf Coast of Texas.

             On January 31, 1996, the Company acquired certain assets of Petrocon Construction Resources, Inc., Petrocon Plant Services, Inc. and Petrocon Instrumentation and Electrical Inc., which provided industrial support services to the petroleum and petrochemical refining and forest products industries from facilities located in Beaumont, Texas. The Company transferred these operations to the Turner Group.

             Effective May 31, 1996, the Company acquired United Eco, a construction company which is headquartered in High Point, North Carolina and provides environmental contracting, remediation, waste water, ground contamination treatment and recycling services to clients in the eastern and southeastern regions of the United States. United Eco operates two thermal desorption treatment facilities. The consideration for United Eco consisted of 315,000 shares of the Company's Common Shares, which had a fair market value of approximately $2.5 million.

             Effective July 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of SRS, which is based in Irvine, California. SRS manufactures and distributes a proprietary line of Sarex oil filtration and separation systems. There are approximately 30,000 such systems currently installed in one-half of the world's oil and petrochemical tankers as well as in major oil refineries. The Company hopes that the addition of SRS's proprietary technology and waste treatment expertise will enhance its ability to win contract bids for turnkey projects as aging petroleum refineries are replaced or upgraded. The Company acquired the capital stock of SRS by exchanging 736,667 shares of the Company's Common Shares, which had a fair market value of $5.6 million.

             Effective July 22, 1996, the Company acquired Industra Service, which is based in Vancouver, British Columbia, Canada. Industra Service is an industrial engineering and environmental services company which provides industrial support services to the power generation, petroleum and petrochemical refining and forest products industries principally in western Canada and the northwestern United States. The Company effected a take-over bid for Industra Service by exchanging 1,486,997 shares of the Company's Common Shares, which had a fair market value of $10.7 million, for 94% of the outstanding shares of Industra common stock. In December 1996, the Company received authorization to acquire the remaining 6% shares of Industra Service capital stock, pursuant to an Arrangement Agreement.

             On September 3, 1996, the Company acquired certain assets of M & M Manufacturing Limited Partnership of Dartmouth, Nova Scotia, which provided pipefitting, assembling, machining and fabrication services to the petroleum and petrochemical refining, power generation, forest products and offshore oil exploration industries. The Company transferred the operations of M & M Manufacturing Limited Partnership to MM Industra, a newly formed, wholly-owned subsidiary of the Company. Prior to their acquisition by the Company, the operations of M & M Manufacturing Limited Partnership had been idle and in receivership. The Province of Nova Scotia awarded the Company its bid to purchase and operate the assets of the bankrupt company, and MM Industra commenced operations in October 1996.

             On March 4, 1997, the Company completed its acquisition of Chempower, a manufacturing, construction and environmental services company for the power generation and chemical processing industries, headquartered in Akron, Ohio. A newly formed, wholly-owned subsidiary of the Company merged with and into Chempower, and Chempower became a wholly-owned subsidiary of the Company. As a result of the merger, all of the shareholders of Chempower, other than two principal shareholders (the "Principal Shareholders"), received $6.20 in cash for each of their Chempower shares, and all Chempower optionholders received, in cash, the difference between $6.20 and the exercise price per share for their outstanding options. The Principal Shareholders received a portion of the merger consideration in cash and the balance in the form of a $15.9 million promissory note of Chempower (the "Shareholder Note"), payable on February 28, 1998. The Shareholder Note was secured by all of Chempower's assets, subject to the prior security interest of Chempower's bank, and guaranteed by the Company, which guaranty was secured by a pledge of its Chempower shares. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The acquisition was financed through an increase in the $15.0 million Chempower bank line of credit and borrowings of approximately $6 million plus the sale by the Company of $15.0 million in 9.5% convertible debentures due 2007. Pending repayment of the Shareholder Note, certain restrictions were imposed upon Chempower's business. See "Item 5. Market for Registrant's Common Equity and Related Stockholder matters -- Private Placements of Common Shares." Based on the total 7,565,113 Chempower shares outstanding on the effective date of the merger and the amounts due to Chempower optionholders, the total acquisition cost was approximately $50.0 million.

             The following table sets forth the years in which the Company acquired its principal operating subsidiaries and the market segments served by such subsidiaries.

                       INDUSTRIAL     ENVIRONMENTAL      SPECIALTY
                      MAINTENANCE       REMEDIATION    FABRICATION
            YEAR         SERVICES         SERVICES       SERVICES
            -----     -----------     --------------   -----------

            1992                      Eco
                                      Environmental

            1993      Turner Group                     Turner Group


            1994                      Cambridge


            1995      Lake Charles                     Lake Charles
                      Group                            Group

            1996      Industra        Industra         Industra
                      Service         Service          Service
                      SRS             SRS              MM Industra
                                      Environmental
                                      Evolution
                                      United Eco


            1997      Chempower       Chempower        Chempower

             The Company has made a strategic investment in EIF Holdings, Inc. ("EIF"), an asbestos and lead removal company based in California whose common stock is traded over the counter through The Nasdaq Bulletin Board under the trading symbol "EIFH." On November 20, 1996, the Company completed its purchase of 4,000,000 shares of EIF common stock from Julbin International Ltd. for $70,000 in cash and 300,000 Common Shares of the Company pursuant to a Purchase Agreement, dated March 7, 1996. The Company purchased an additional 4,600,000 shares of EIF common stock in open market transactions effected in June 1996 and 200,000 shares of EIF common stock in November 1996 in connection with the settlement of a legal dispute with a subsidiary of EIF. At March 31, 1997, the Company owned 8,800,000 shares of EIF common stock, representing approximately 36% of the outstanding shares. The Company also entered into a stock purchase agreement with EIF pursuant to which the Company will purchase an additional 10,000,000 shares of EIF common stock for $1,000,000, which purchase is conditioned upon the shareholders of EIF authorizing an increase in EIF's authorized capital stock. When completed the purchase would result in the Company owning approximately 53% of the outstanding shares of EIF common stock. It is anticipated that the shareholders of EIF will vote upon the increase in authorized capital stock at a shareholders meeting to be held sometime in fiscal 1997. There can be no assurance that the shareholders of EIF will approve the increase in the number of shares of EIF's authorized capital stock. The Company also has provided a $5,250,000 line of credit to EIF, of which approximately $4,908,000 was outstanding at November 30, 1996, and has guaranteed certain indebtedness and leases of EIF and its subsidiaries.

             EIF and the Company have agreed that during the interim period between the execution and the closing of its purchase of an additional 10,000,000 shares of EIF common stock, a management team, primarily comprised of the Company's managers, will assist in the management of EIF's operations.

             In February 1997, the Company signed a letter of intent to form a joint venture with CVG International America to provide industrial, environmental, engineering and health and safety services to Corporacion Venezolana de Guyana.

        CHANGE IN REPORTING STATUS

             Until the filing of this Annual Report on Form 10-K, the Company had filed periodic reports with the Securities and Exchange Commission (the "SEC") pursuant to the United States securities regulations governing foreign private issuers. Foreign issuers are required to file an annual report on Form 20F with the SEC within 180 days after the end of each fiscal year. In addition, foreign private issuers are not subject to the SEC quarterly reporting requirements or proxy rules, but are required to file reports on Form 6K whenever a significant public announcement is made or a report is filed in accordance with the laws of the issuer's home jurisdiction. The Company filed quarterly reports that complied with the securities laws of the Province of Ontario under cover of Form 6-K. As a domestic issuer, the Company will begin to file annual, quarterly and current reports and distribute proxy materials in compliance with United States securities regulations governing domestic issuers.

        OVERVIEW OF BUSINESS AND GEOGRAPHICAL SEGMENTS

             The Company is pursuing a strategy of becoming a single-source, industrial support services provider for the petroleum and petrochemical refining, power generation and forest products industries in the United States and Canada. Within this general line of business, the Company provides industrial maintenance, environmental remediation and specialty fabrication services.

             The following table provides information with respect to the Company's three principal business segments.

                                     ENVIRONMENTAL   INDUSTRIAL   SPECIALTY
                                      REMEDIATION   MAINTENANCE  FABRICATION
                                        SERVICES      SERVICES     SERVICES
                                       ---------     ----------   ----------
                                                  (In thousands)

     FISCAL 1996
        Contract income from
        customers . . . . . . . . .      $31,897     $86,975          $657
        Operating income  . . . . .        2,118       5,617           218
        Depreciation and
        amortization  . . . . . . .        1,132       1,100             -
        Capital expenditures during
        the year  . . . . . . . . .          516       1,336         6,155
        Identifiable assets . . . .       38,488      28,425         4,865

    FISCAL 1995
        Contract income from customers. . .$   5,362    $41,322      -
        Operating income  . . . . . . . . .      505     2,555       -
       Depreciation and amortization . . .       214       893       -
       Capital expenditures
        during the year . . . . . . . . . .       54     1,675       -
        Identifiable assets . . . . . . . .    4,636    17,163       -

     FISCAL 1994
         Contract income from customers  . .  $ 8,040   $26,951       -
        Operating income  . . . . . . . . .      451       615       -
        Depreciation and amortization . . .      196       848       -
        Capital expenditures during
          the year  . . . . . . . . . . . . .       47       686       -
          Identifiable assets . . . . . . . .    5,246    11,447       -

             The acquisition of Industra Service, based in Vancouver, British Columbia, and MM Industra, based in Dartmouth, Nova Scotia, increased the amount of revenues generated from Canadian operations in fiscal 1996. At November 30, 1996, approximately 30% of the Company's tangible assets were located in Canada.

             The following table provides information with respect to the geographic segmentation of the Company's business.

                                               CANADA    UNITED STATES
                                              --------   --------------
                                                   (IN THOUSANDS)
         FISCAL 1996

             Contract income . . . . . . .   $6,509        $113,020
              Operating income  . . . . . .       89           7,864
              Depreciation and
              amortization  . . . . . . . .      166           2,066
              Capital expenditures during
              the year  . . . . . . . . . .    6,151           1,856
              Identifiable assets . . . . .   20,988          50,789

         FISCAL 1995
              Contract income . . . . . . .        -         $46,684
              Operating income  . . . . . .        -           3,060
              Depreciation and
              amortization  . . . . . . . .        -           1,107
              Capital expenditures during
              the year  . . . . . . . . . .        -           1,729
              Identifiable assets . . . . .        -          21,799

         FISCAL 1994
              Contract income . . . . . . .        -         $34,991
              Operating income  . . . . . .        -           1,066
              Depreciation and                     -           1,044
              amortization  . . . . . . . .
              Capital expenditures during          -             733
              the year  . . . . . . . . . .
              Identifiable assets . . . . .        -          16,693

             The Company is attempting to cross market its services so that it may win single-source, turnkey projects to repair, clean and refurbish clients' facilities in the petroleum and petrochemical refining, power generation and forest products industries. Such cross-selling efforts have included training the staff and, in particular, the business development personnel from each of the Company's acquired subsidiaries so that they understand the capabilities of all of the Company's other subsidiaries. During fiscal 1996, SRS, Industra Service and United Eco were awarded a contract to construct a facility in New Jersey that will treat soils contaminated by hydrocarbons, heavy coal tars and polychlorinated biphenyls. The facility, which is expected to serve utilities, environmental contractors and heavy manufacturing industries throughout the region, will incorporate remediation technologies provided by United Eco and SRS to treat contaminated soil.

        INDUSTRIAL MAINTENANCE SERVICES

             The Company provides industrial maintenance services to clients in the petroleum and petrochemical refining, power generation and forest products industries through the Turner Group, the Lake Charles Group, Industra Service, Chempower and SRS. The industrial maintenance service business segment generated approximately 73% of the Company's revenues during fiscal 1996.

        INDUSTRIAL MAINTENANCE SERVICES MARKET
        --------------------------------------

             Petroleum refiners must replace and repair process equipment and piping systems on an on-going basis in order to maintain the operability and efficiency of their facilities and to ensure that such facilities comply with safety and environmental regulations. Refinery maintenance projects vary in scope from routine repairs to major capital improvements. Petroleum refiners must continually make routine repairs to equipment and piping systems. Other repair and maintenance projects require the shutdown of operating units or the entire refinery. In addition to routine maintenance, refiners undertake capital improvement projects to refurbish their refining facilities. Such projects take from between six months to three years to complete depending upon the type, utilization rate and operating efficiency of the particular refinery.

             There are approximately 175 operating refineries in the United States. Texas and Louisiana have an aggregate of 50 operating refineries and management believes that the Gulf Coastal region of the United States accounts for approximately 43% of the United States' petrochemical and petroleum refining capacity. The Company believes that the typical refinery in the United States is an aging facility that must process petroleum at high utilization rates while complying with stringent environmental regulations. High utilization rates accelerate a facility's rate of deterioration and increase the need for repair and maintenance work. The Company also believes that any increase in utilization capacity is likely to involve primarily the refurbishing and expanding existing facilities due to the high cost and environmental opposition associated with the construction of new facilities. In addition, refiners have reduced internal maintenance personnel.

             These trends have encouraged refiners to increase their reliance on outside contractors which can perform specialized maintenance services within strict time constraints, minimizing the downtime associated with routine maintenance and major capital expenditure programs. According to HYDROCARBON PROCESSING MAGAZINE, a trade publication, refineries in the United States spent $5.7 billion on maintenance out of an aggregate of $23.1 billion for operating budgets in 1994. Management estimates that independent contractors currently perform approximately half of the maintenance work in the petroleum refining industry.

             The power generation industry in the United States has become more competitive as the Federal Energy Regulatory Commission begins to implement the provisions of the Energy Policy Act of 1992, which deregulates the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems. The anticipation of such deregulation has forced utilities to reduce their operating costs in order to produce power at more competitive rates. Utilities have attempted to accomplish this in part by deferring repairs and refurbishing existing power plants. In the near term, such deferred maintenance could reduce the amount of contract business available. However, management believes that in the longer term power generation companies will be forced to make needed repairs, and they may increasingly outsource such services.

             The forest products industry experienced a recession between 1992 and 1995, resulting in deferred plant maintenance and the cancellation of major capital improvement projects. Management believes than an upturn in this industry may result in an increase in plant maintenance projects. In addition, the EPA has instituted new environmental standards which will require pulp and paper manufacturers to make capital improvements.

        MARKETING
        ---------

             The Company provides industrial maintenance services to clients in the petrochemical and petroleum refining industries located in the Gulf Coastal and midwestern regions of the United States and in Nova Scotia, British Columbia and Alberta, Canada. Many of the Company's customers operate multiple refineries, and, in general, decisions to award work are made at each operating facility. In most cases, bids are prepared by the Company on a job-by-job basis. Fee arrangements for their services are bid either fixed-price or based on detailed time and material billing schedules. Bids generally are awarded based on price considerations, although scheduling, efficiency, quality and safety are also factors in the customer's determination. Although the Company performed a significant amount of work for certain refining facilities, performance on any given project does not ensure subsequent work at that facility or other facilities of that customer. Conversely, the loss of a bid for any one project does not affect the Company's ability to obtain additional work from that customer.

             Historically, the Turner Group has derived much of its revenues from long-term contracts with major petroleum and petrochemical refining facilities in and around the Beaumont/Port Arthur, Texas area. The Turner Group has also provided services to companies in the chemical, gas processing pipeline and liquid terminal industries. Since its acquisition by the Company in 1993, the Turner Group's marketing efforts have been expanded geographically to include the entire Gulf Coastal region from Pascagoula, Mississippi to Corpus Christi, Texas.

             The Lake Charles Group typically bids for its construction and industrial maintenance projects on a project-by-project basis and, in the past, it has not won long-term industrial maintenance contracts. Management will attempt to win long-term industrial maintenance contracts from petrochemical and petroleum refineries located in the Baton Rouge and Lake Charles, Louisiana areas. Because the management of each refinery typically selects its own maintenance contractors, management believes that it is important to be perceived as a local contractor. Based upon the Company's existing contacts, it is hoped that the Lake Charles Group will give the Company a local presence in the Baton Rouge and Lake Charles areas, which have a high concentration of petrochemical and petroleum refining facilities.

             Industra Service markets to the pulp and paper industry in western Canada and the northwestern United States. It offers turnkey services for projects from the engineering through the construction and manufacturing phases. These services include insulation, asbestos removal and fireproofing, and normally are obtained through competitive bidding. Industra Service also offers these services, as well as oil sands extraction services to the oil/gas and petrochemical industry, in Alberta, Canada.

             The major customers of Chempower are in the electric power generation and chemical industries located in Ohio and other midwestern states. To service its customers, Chempower has established a network of facilities in Ohio, Pennsylvania, Tennessee and West Virginia. In anticipation of the deregulation in the electric power generation industry, some utilities are outsourcing some of the repairs and refurbishments of their power plants. Chempower is seeking these outsourced projects.

        SERVICES
        --------

             TOTAL UNIT TURNAROUNDS.  The Company performs turnaround services
             -----------------------
        involving maintenance of crude distillation units, catalytic reformer units, delayed coker units, alkylation units, platformers, fluid catalytic cracking units and butamer units as part of one project. These services also involve the maintenance and modification of heat exchangers, heaters, vessels, and piping.

             PLANNING AND MANAGEMENT SERVICES.  The Company has developed the
             ---------------------------------
        planning capabilities, operation skills and field supervision techniques necessary to manage all aspects of turnaround projects and other maintenance services. When managing a turnaround project, the Company is responsible for cost control procedures, resource planning and scheduling, safety control, hazardous material handling, hiring and training of personnel, procuring equipment and tools, performing field inspections and coordinating the entire project. Certain aspects of the turnaround project and certain specialized types of welding often are provided directly by the Company. Other aspects of a turnaround project are performed by subcontractors under the supervision of the Turner Group. In addition, the Company develops suggested maintenance programs that incorporate its experience from prior projects.

             PROCESS HEATER MAINTENANCE.  The Company repairs process heaters.
             ---------------------------
        The installation and maintenance of process heaters requires skilled craftsmen and supervisors and specialized construction techniques.

             FLUID CATALYTIC CRACKING UNIT TURNAROUNDS.  Fluid Catalytic
             -----------------------------------------
        Cracking Units ("FCCU") require a high level of maintenance because of extremely high temperatures inside the unit in excess of 1000 degrees F and due to their many internal parts, which consist generally of stainless steel components and refractory lining systems. Refractory is a heat resistant lining that insulates the inner shell of the cracking unit vessels. The main pieces of equipment in a FCCU are the reactor, the regenerator and the flue gas exhaust system. Most of the repair and revamp work required during a turnaround project is performed on this equipment. Major revamp work is required to increase efficiencies of the FCCU and to reduce air pollution from the unit. In most cases, the mechanical work involving the disassembly and repair of the unit components and the refractory work involving the "spraying" of the refractory material onto the inside of the units' vessels is performed by different contractors. The Company provides all of these services.

             EMERGENCY RESPONSE SERVICES.  The Company provides temporary
             ----------------------------
        workers for fast response situations such as repair and revamp services in connection with refinery fires, explosions and other accidents. Management believes that the Turner Group has enhanced its relationships with customers by responding quickly to these types of emergencies and by providing timely repair services.

             DISMANTLING AND DEMOLITION SERVICES.  The Company provides
             ------------------------------------
        dismantling and demolition services when a client has decommissioned an entire facility or unit within its plant. A typical dismantling project begins by identifying potential safety hazards and preparing a work plan, including an estimate of the number and type of personnel and equipment necessary to complete the project. Personnel then examine and, if necessary, drain refinery pipelines or remove asbestos or other hazardous materials. Dismantling services are often performed using cranes which are equipped with torches or hydraulic guillotine shears. In addition, the Company may use explosives in performing demolition work. Dismantled equipment is cut into scrap pieces and sold in the scrap market. Sometimes dismantled equipment can be salvaged and sold.

             ABOVEGROUND STORAGE TANK SERVICES.  The Company provides its
             ----------------------------------
        customers with maintenance and modification services for aboveground storage tanks ("AST"). Maintenance and modification services involve the design, construction, and installation of pollution control devices such as floating roof and seal assemblies,secondary containment systems (double bottoms), and a variety of underground and aboveground piping systems in existing AST's. The Company also installs, maintains and modifies tank appurtenances, including spiral stairways, platforms, gauging systems, fire protection systems, rolling ladders, and structural supports.

             ASME CODE STAMP SERVICES.  The Turner Group is qualified to
             -------------------------
        perform services on equipment that contain American Society of Mechanical Engineer Code Stamps ("ASME Codes"). Many state agencies and insurance companies require that qualified ASME code installers perform services on ASME coded equipment. Many of the Turner Group's competitors are not ASME code qualified, which requires them to subcontract portions of a project involving work with coded equipment.

             INSTRUMENTATION AND ELECTRICAL.  The Company provides lighting,
             ------------------------------
        power and instrumentation wiring for electrical systems of up to 5,000 volts. It also installs, terminates, troubleshoots and commissions switches, transformers and associated control and monitoring equipment and is qualified to calibrate and commission both electrical and pneumatic instrument systems. The Turner Group has had extensive experience with the conversion and physical design of distribution control systems.

             OIL SEPARATION AND REMOVAL SYSTEMS.  The Company installs SRS's
             ----------------------------------
        proprietary Sarex oil separation and removal systems which extract reusable oils from sludges and oily water. Approximately 30,000 of SRS's Sarex oil separation and removal systems have been installed in oil tankers and petroleum refineries around the world.

        COMPETITION
        -----------

             The market for industrial maintenance services is highly competitive. Many competitors have greater financial and other resources than the Company. Additionally, the Company competes with numerous small, independent contractors which, collectively, have a significant share of the market for these services. Competitive factors for these services include price considerations, performance record, quality, and safety. Construction orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job.

        ENVIRONMENTAL SERVICES

             The Company provides environmental remediation and waste services through United Eco, Industra Service, Chempower, Cambridge, Eco Environmental, Environmental Evolutions and SRS. Remediation includes the on-site clean-up and treatment of hazardous and non-hazardous organic and inorganic contaminants utilizing a number of technologies. Waste services include removal, encapsulation, stabilization, treatment and disposal services. The environmental remediation services business segment (excluding Chempower which was acquired subsequent to year end) generated approximately 27% of the Company's revenues during fiscal 1996.

        THE ENVIRONMENTAL REMEDIATION MARKET
        ------------------------------------

             Growth in the environmental remediation industry has been influenced by the following legislation:

             CERCLA-The Comprehensive Environmental Response, Compensation and Liability Act of 1990 ("CERCLA" or the "Superfund Act"). The Superfund Act authorizes the Environmental Protection Agency (the "EPA") to coordinate responses to environmental emergencies and establishes liability for cleanup costs and environmental damages on present and/or previous owners and operators of treatment facilities and disposal sites, and persons who generated, transported or arranged for the disposal or transportation of wastes to such facilities. These provisions are enforceable by lawsuits initiated by either the EPA or private citizens. RCRA-The Resource Conservation and Recovery Act of 1976 ("RCRA") established a comprehensive set of regulations for the treatment, storage and disposal of hazardous wastes. RCRA mandated "cradletograve" tracking systems for the transportation and disposal of hazardous wastes and instituted pretreatment requirements for a list of 500 hazardous wastes prior to land disposal. More important, RCRA imposed restrictions on and established required treatment standards for land disposal of certain wastes in order to minimize or eliminate reliance on offsite disposal. RCRA has served to enhance the attractiveness of onsite remediation techniques such as those provided by Eco Environmental.

             FFCA-The Federal Facilities Compliance Act of 1992 allows states and the EPA to enforce solid and hazardous waste violations against federal facilities, including those operated by the Department of Defense ("DOD") and the Department of Energy ("DOE"), the primary federal hazardous waste generators, which the Company believes should encourage remediation at these facilities.

             Demand for hazardous waste remediation work is increasing as the nature and extent of certain waste problems become known. According to an EPA study, the Superfund Act program has been progressing from the evaluation of sites into the design and cleanup phases. The study stated that as of September 1992, the EPA had conducted preliminary assessments of over 95% of the 36,814 potentially hazardous sites listed on the EPA database, of which approximately 1,200 have been placed on the National Priorities List ("NPL"). The EPA study also reported that the 123 remedial actions started at NPL sites during the year ended September 30, 1992 was a 20% increase over 1991, and a 60% increase over 1990. Increasing demand for remediation services is also expected from the DOD and DOE. The EPA study stated that as of September 30, 1991, the DOD had identified 17,660 sites located at 1,877 DOD installations and 6,786 "Formerly Used Defense Sites" with potential hazardous waste contamination involving soil or groundwater, and that the DOD estimates that 7,313 sites will require cleanup.
        Cleanup and restoration work at most DOE installations is in the very early stages, but according to the EPA study, the DOE estimates that about 4,000 contaminated sites, covering more than 26,000 acres at DOE and nonDOE locations, require some remediation.

             Management recognizes that the environmental remediation industry, which is largely the creation of federal legislation, is sensitive to shifts in public opinion and legislation. While there is growing anti-regulatory sentiment in the United States, management does not believe that this political trend will have a substantial impact on the Company's environmental services business. The Company has targeted projects involving soil remediation, ground water cleanup, and lead and asbestos abatement. The cleanup projects on which the Company typically works have already been designed and planned and, management believes, are unlikely to be delayed or canceled in the near term as a result of deregulation, if any.

        MARKETING
        ---------

             The Company derives revenues in its environmental remediation segment from a variety of customers, including owners and tenants of commercial and industrial property, insurance companies, real estate development companies, and state and municipal entities. The Company typically contracts directly with owners, operators, or tenants of properties and works closely with the client's environmental consultants in performing its services. Fee arrangements for its services are bid either fixed-price or based on detailed time and material billing schedules. Bids are typically awarded based on price, scheduling, experience, efficiency, quality, and safety considerations. The Company markets its services directly to companies that are in need of remediation, abatement, or renovation services as well as consulting firms. During the year ended November 30, 1996, the Company provided environmental remediation services to clients in Texas, Louisiana, Wyoming, North Carolina, South Carolina, Virginia, Georgia and Tennessee. The Company provides emergency spill response services to utility, petrochemical and petroleum refining clients located in Texas. Environmental Evolutions services this market through business development personnel and by field representatives at project sites located throughout the Gulf Coastal region. The SRS Sarex System is offered worldwide for on-site treatment of refinery, petrochemical, marine and other industrial waste materials.

             In February 1997, the Company signed a letter of intent to form a strategic alliance with CVG International America, Inc. in part to provide environmental services to Corporacion Venezolana de Guayana.


        SERVICES
        --------

             The environmental services segment provides the following specialized environmental remediation services:

             SOIL REMEDIATION.  The Company employs bioremediation, vapor
             -----------------
        extraction, thermal desorption and other techniques to degrade hazardous and non-hazardous contaminates in soil. Areas of application include soils, sludges, slurries, and liquids contaminated with hydrocarbons, creosote, pentachlorophenol, pentachloroethylene, PCB's, digester sulfides, phenols, benzene, toluene, chlorinated aliphatic solvents and raw sewage.

             UNDERGROUND STORAGE TANK REMOVAL.  The Company provides tank
             ---------------------------------
        management, subsurface investigation, tank and line integrity testing, tank removal and replacement, removal and treatment of contaminated soils and site closure services.

             ASBESTOS ABATEMENT AND LEAD ABATEMENT.  The Company's licensed
             --------------------------------------
        supervisors and workers remove or encapsulate materials which contain asbestos and materials contaminated with lead.

             SPILL RESPONSE.  The Company's Spill Response Division provides
             ---------------
        incident-specific, on-site services for the release or spill of PCB's or other chemicals which may pose health or environmental risks such as fuels, oils, acids, caustics and solvents.

             TRAINING.  The Company's Incident Response Preparation School
             ----------
        provides safety and response training to organizations and individuals on spill prevention and control. Training is administered at clients' locations.

             EQUIPMENT RENTAL.  The Company rents to third parties certain
             ----------------
        equipment used in the environmental and remediation industry, including air filtration devices, vacuums and sprayers.

        PROPRIETARY TECHNOLOGIES
        ------------------------

             The Company has developed and licenses certain proprietary technologies that it uses in its environmental remediation business. United Eco has entered into an agreement to deploy a technology for the chemical stabilization of materials contaminated with heavy metals. The Molecular Bonding System ("MBS") is a patented technology of Solucorp Industries Ltd. The MBS technology uses a mobile facility to process large quantities of soils, ash, sediments and sludges. The agreement permits United Eco to use this technology throughout North America.

        COMPETITION
        -----------

             The environmental services industry is highly competitive with numerous companies of various sizes, geographic presence and capabilities participating. The principal competitive factors for these services are operational experience, technical proficiency, scope of services offered, local presence and price. To offer certain of Eco Environmental's and Environmental Evolutions' services, significant capital investment is required for equipment. Certain competitors have greater financial resources or offer specialized techniques or services not provided by the Company. Additionally, the relatively recent entry of aerospace and defense contractors, as well as large construction and engineering firms into the environmental services industry has increased competition. Management believes that the demand for environmental services is still developing and expanding and, as a result, many small and large firms will continue to be attracted to the industry.

        SPECIALTY FABRICATION SERVICES
        ------------------------------

             The Company provides specialty fabrication services to clients in the petroleum and petrochemical refining, forest products and offshore oil exploration industries through the Turner Group, the Lake Charles Group, Industra Service, Chempower and MM Industra. The Company's specialty fabrication service business segment generated approximately $657,000 during fiscal 1996, or less than one percent of the Company's total revenues for that period. However, the Company's results of operations for fiscal 1996 only reflect four months of operations for Industra Service and one month of operations for MM Industra, and do not include the operations of Chempower which was acquired in March 1997.

       SPECIALTY FABRICATION SERVICES MARKET
        -------------------------------------
             The specialty fabrication services market includes general industrial and offshore construction projects, ranging greatly in size and complexity of the project. The market in which the Company participates is affected by the state of the economy in general as well as the levels of capital expenditures in the chemical, petrochemical and refining industries.

        MARKETING
        ---------

             The Company typically obtains specialty fabrication business by submitting proposals to local plant managers on a project-by-project basis. If the Company is engaged by a customer for a specialty fabrication project, the services usually are provided pursuant to a fixed-price contract. The Company also will negotiate fee arrangements and cost reimbursements, although such arrangements are less frequently obtained than fixed-price contracts. The Company has found that plant managers award contracts based primarily upon price, but scheduling, product and service quality and safety also contribute to a customer's determination. Each of the Company's subsidiaries prepares and submits its own contract proposals. The Company directs broader marketing efforts such as placing advertisements in trade publications. In addition to these efforts, the Company encourages each subsidiary to generate cross-selling opportunities for the Company's other subsidiaries.

        SERVICES
        --------

             The Company owns and operates approximately 687,000 square feet of specialty fabrication facilities in the United States and Canada where it constructs piping, power boiler assemblies, pressure vessels, reactors, drums, towers, precipitators, tanks, exchanger retubing, heater coils, and components, and various equipment used in connection with process industries. The Company also performs emergency fabrication at facilities when necessary to assist their customers.
        In many instances, the facilities are operated 24 hours per day to assist a turnaround project. The Company also provides machining services used to rework pumps, turbines, compressors, tail shafts, rudder shafts, couplings, hydraulic cylinders and other refinery components. The Company erects structural steel support systems such as pipe racks and scaffolding, components which the Company sometimes fabricates according to customized specifications. The Chempower manufacturing services include design and fabrication of pre-insulated panels for industrial equipment applications, of metal casings for machines used in the gaming industry and of electrical switch gear, power distribution systems and bus duct systems for mass transit authorities, utilities, chemical and other industrial facilities.

        COMPETITION
        -----------

             The companies competing in the specialty fabrication services market are widely segmented, with few large participants. Many of the competitors are local entities. The Company seeks to offer a full range of services to potential customers, and, where necessary, to enter into strategic alliances and joint ventures with competitors that provide complementary services in bidding on projects. Competitive factors include price, quality, product availability and delivery.

        RESEARCH AND DEVELOPMENT

             The Company does not have a research and development program.

        CUSTOMERS

             During fiscal 1996, the Company generated 73% of its revenues from industrial customers in general and 20% of its revenues from customers in the petroleum and petrochemical refining business in particular. Huntsman Corporation, Star Enterprises, Goodyear Tire and Rubber and BioLab together accounted for approximately 18% of the Company's total revenues in fiscal 1996, compared to 75% of total revenues in fiscal 1995. No single customer accounted for more than 5% of the Company's revenues during fiscal 1996. Nevertheless, the loss of any one of these key customers could have a material adverse impact on the Company's results of operations and financial condition. Management believes that the Company's continued efforts to expand and diversify its customer base in addition to the effects of a full year of operations from its newly acquired operating subsidiaries will further reduce the Company's dependence on certain key customers.  See
        "Item 7. Management's Discussion and Analysis of Financial Condition and Resutls of Operations."

        BACKLOG

             At November 30, 1996, the Company's backlog was approximately $125 million, which included backlog of approximately $70 million at November 30, 1996 of entities acquired by the Company in fiscal 1996. This compares to approximately $47 million of backlog for such contract work at November 30, 1995. Between December 1, 1996 and January 31, 1997 the Company entered into additional contracts with an estimated value of $67.0 million. Backlog represents the amount of revenue that the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance and there can be no assurance that any work orders included in backlog will not be canceled or delayed.

        EMPLOYEES

             At March 31, 1997, the Company employed 365 full-time employees and 1,700 hourly workers, some of whom were represented by labor unions under agreements expiring at various dates. Total employment levels ranged from 1,300 to 3,300 workers per week during fiscal 1996. Management believes that it maintains good relations with its employees.

             It has been the Company's experience that hourly-rate employees are generally available in the quantity required for its projects over an extended period of time. The Company has not experienced a significant work stoppage and considers its employee relations to be good.

        RAW MATERIALS

             The Company has not experienced any difficulties obtaining the raw materials needed by its operating segments.

        GOVERNMENT REGULATION AND RISK MANAGEMENT

             Certain of the Company's services involve contact with crude oil, refined petroleum products, asbestos and other substances classified as hazardous material under the various federal, state and local environmental laws. Under these laws, hazardous material is regulated from the point of generation to the point of disposal. In addition, the United States Environmental Protection Agency has issued regulations for hazardous waste remediation contractors. To management's knowledge, the operating segments have obtained all required permits and licenses in the states in which they operate.

             All of the Company's operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act ("OSHA"). These regulations set forth strict requirements for protecting personnel involved with any materials that are classified as hazardous, which includes materials encountered when performing many of the Company's services. Violations of these rules can result in fines and suspension of licenses. To management's knowledge, the Company and all of its subsidiaries are in material compliance with OSHA.

             The Company's safety and training efforts are directed through its subsidiaries. In addition to training designed to advance the skill level of individual employees, the Company uses entry level screening and broad-based skills development programs to improve the overall quality and technical competence of its work force. The Company has a designated safety officer at each of its subsidiaries who is responsible for compliance with applicable governmental procedures and the Company's internal policies and practices. All of the Company's technicians are subject to pre-employment, scheduled and random drug testing. The Company's operations and personnel are subject to significant regulations and certification requirements imposed by federal, state and other authorities.

             The Company maintains worker's compensation insurance in accordance with statutory requirements and contractors' general liability insurance with an annual aggregate coverage limit that varies with each subsidiary. The Company's general liability insurance specifically excludes all pollution related claims and fines levied against the Company as a result of any violations by the Company of the regulations issued by the Department of Labor under OSHA. To date, the Company has not incurred any significant fines or penalties or any liability for pollution, environmental damage, toxic torts or personal injury from exposure to hazardous wastes. However, a successful liability claim for which the Company is only partially insured or completely uninsured could have a material adverse effect on the Company. In addition, if the Company experiences a significant amount of such claims, increases in the Company's insurance premiums could materially and adversely affect the Company. Any difficulty in obtaining insurance coverage consistent with industry practice may also impair the Company's ability to obtain future contracts, which in most cases are conditioned upon the availability of specified insurance coverage. The Company has not experienced any difficulty in obtaining adequate insurance coverage for its businesses. Management has been advised by its insurance carriers that access to such insurance coverage is not likely to change in the near future.

             Asbestos abatement projects, and to a lesser extent, industrial cleaning and maintenance projects generally require the Company to maintain appropriate levels and types of insurance and, in certain instances, require the Company to post surety bonds or letters of credit in lieu thereof. Building owners require insurance to protect against third party, asbestos related liabilities arising from the work performed at an asbestos abatement site and may require performance and payment bonds, or letters of credit in lieu thereof, to assure completion of the project and payment of all subcontractors. To date, the Company has not had any significant difficulty in obtaining such bonds or letters of credit.

        SEASONALITY

             The Company's revenues from its industrial and environmental segments may be affected by the timing and planned outages at its industrial customers' facilities and by weather with respect to outside projects. The effects of this seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within one or two quarters. Accordingly, the Company's quarterly results may fluctuate and the results of one quarter should not be deemed to be representative of the results of any other quarter or for the year. The Company believes revenues derived from its industrial segment long-term maintenance contracts provide a more consistent revenue base.

        ITEM 2.  PROPERTIES

             The location, ownership, primary use and approximate square footage of the facilities of the Company are set forth in the following table. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space would be available as needed to accommodate any expansion of operations.


                                                                 APPROXIMATE
                                                       Primary      SQUARE
        BUSINESS UNIT AND               OWNERSHIP      USE (1)       FEET
        SITE LOCATION                                             OF FLOOR
                                                                    SPACE
        ------------------------------ ------------   ------------   --------

        AMERICAN ECO
             Toronto, Ontario . . . . .   Leased        Adm.        2,000
             Houston, Texas . . . . . .   Leased        Adm.       14,000

        CHEMPOWER
             Akron, Ohio  . . . . . . .   Owned(2)   Adm./Const. 36,000(3)
            Canton, Ohio . . . . . . .   Owned(2)    Adm./Mfg.   205,000
             Cincinnati, Ohio . . . . .   Owned(2)   Adm./Const.   25,000
             Las Vegas, Nevada  . . . .   Leased      Adm./Mfg.    47,000
           Washington, Pennsylvania .   Owned(2) Adm./Const./Mfg. 112,000(3)
           Knoxville, Tennessee . . .   Leased        Adm.        1,000
           Waverly, Tennessee . . . .   Owned(2) Adm./Const./Mfg  95,000(3)
          Hurricane, West Virginia .   Leased        Adm.        2,000
          Winfield, West Virginia  .   Owned(2)   Adm./Const.   90,000

        ECO ENVIRONMENTAL
             Houston, Texas . . . . . .   Leased     Adm./Const.   26,000


        ENVIRONMENTAL EVOLUTIONS
             Corpus Christi, Texas  . .   Leased     Adm./Const.    2,000
             San Antonio, Texas . . . .   Leased     Adm./Const.    1,000

        INDUSTRA SERVICE
             Edmonton, Alberta  . . . .   Owned         Adm.       14,000
             New Westminster, British     Owned    Adm./Const./Mfg.  74,000
             Columbia . . . . . . . . .
             Portland, Oregon . . . . .   Leased        Adm.        6,000
             Seattle, Washington  . . .   Leased        Adm.       11,000

        LAKE CHARLES GROUP

             Lake Charles, Louisiana  .   Owned(2) Adm./Const./Mfg.  10,000

                                                                 APPROXIMATE
                                                       Primary      SQUARE
        BUSINESS UNIT AND               OWNERSHIP      USE (1)       FEET
        SITE LOCATION                                             OF FLOOR
                                                                    SPACE
        ------------------------------ ------------   ------------   --------


        MM INDUSTRA
             Dartmouth, Nova Scotia . .   Owned       Adm./Mfg.    60,000

             Dartmouth, Nova Scotia . .   Leased     Mfg./Const.  180,000

        SRS

             Irvine, California . . . .   Leased      Adm./Mfg.    24,000


        TURNER GROUP

            Bridge City, Texas . . . .   Owned(2)    Adm./Mfg.     2,750
            Bridge City, Texas . . . .   Owned(2)   Adm./Const.    4,293
            Port Arthur, Texas(4)  . .   Owned    Adm./Const./Mfg.  29,000

        UNITED ECO


             Highpoint, North Carolina    Owned      Adm./Const.   75,000
             Apex, North Carolina . . .   Leased        Adm.        5,000
             Blacksburg, Virginia . . .   Leased        Lab.        5,000

        ----------------

        (1) Adm. = Administration; Const. = Construction warehouse; Mfg. = Manufacturing facility.
        (2)  Subject to mortgage.
        (3) Amount includes approximately 9,000, 30,000 and 10,000 square feet of floor space leased to unaffiliated tenants at the Akron, Washington and Waverly facilities, respectively,
        (4) This facility is situated on 6.5 acres and contains 15,000 square feet of office and warehouse space and 14,000 square feet of covered fabrication area. The facility is in close proximity to the Intercoastal Waterway where piping and other fabricated components can be shipped.


        ITEM 3.  LEGAL PROCEEDINGS

             SRS is engaged in a dispute with a customer which was submitted to arbitration in May 1996 before the American Arbitration Association in Cincinnati, Ohio. The customer claimed that certain equipment did not perform as represented after it had been delivered to a waste cleanup site by SRS. The customer seeks $19.3 million in compensatory damages for delays and the cost of completing the project. SRS has responded to the customer's charges by claiming that the equipment could not work as represented because of conditions at the cleanup site and the customer's interference with SRS's operation of such equipment. SRS has submitted counterclaims to the arbitrator against the customer seeking $4.9 million in compensatory damages and an additional $5 million in punitive damages. The hearing has concluded, and post-hearing briefs were filed in April 1997. The decision is expected to be rendered in June. Although the outcome of this dispute cannot be determined, the Company does not believe that the financial condition or results of operation of the Company will be materially affected by the final outcome of this arbitration.

             The Company's operating subsidiaries are each currently involved in various claims and disputes in the normal course of business. Management believes that the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operation.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             The Company did not submit any matter to a vote of shareholders during the last quarter of fiscal 1996 through the solicitation of proxies or otherwise.

                                       PART II

        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        PUBLIC MARKET FOR COMMON SHARES

             The Company's Common Shares are traded on The Toronto Stock Exchange and The Nasdaq National Market under the trading symbols ECX and ECGOF, respectively. The Company's Common Shares were traded on the American Stock Exchange under the symbol ECG until November 16, 1995 when the Company delisted from such exchange and listed its Common Shares on The Nasdaq National Market. As of March 17, 1997, there were 586 shareholders of record. The Company believes that the number of beneficial holders is significantly greater than the number of record holders as a large number of shares are held of record in nominee or broker names.

             The following table provides the quarterly high-ask and low-bid prices for the Company's Common Shares on The American Stock Exchange, The Nasdaq National Market and The Toronto Stock Exchange for the two years ended November 30, 1996.


                                     AMERICAN            THE NASDAQ
                                  STOCK EXCHANGE      NATIONAL MARKET
                                   -------------       --------------
                                       (US$)               (US$)
                                   HIGH      LOW    HIGH ASK    LOW BID
                                 -------     ---    --------    -------
        Fiscal year ended
        November 30, 1995
             First quarter  . .     $2.62    $1.62     $-         $-
             Second quarter . .      4.75     1.94      -          -
             Third quarter  . .      4.44     3.12      -          -

             Fourth quarter . .      4.12     2.87      -          -
        Fiscal year ended
        November 30, 1996
             First quarter  . .      -        -         6.25       3.25
             Second quarter . .      -        -         9.19       5.50
             Third quarter  . .      -        -        11.50       7.25
             Fourth quarter . .      -        -        11.25       6.38


                                      TORONTO
                                  STOCK EXCHANGE
                                    ----------
                                      (CDN$)
                                     --------
                                   HIGH      LOW
                                 -------     ---
        Fiscal year ended
        November 30, 1995

             First quarter  . .     $3.50    $2.39
             Second quarter . .      6.50     2.39
             Third quarter  . .      6.00     4.25
             Fourth quarter . .      5.37     4.00

        Fiscal year ended
        November 30, 1996
             First quarter  . .      8.37     4.44
             Second quarter . .     12.45     7.25

             Third quarter  . .     15.50    10.00
             Fourth quarter . .     15.10     8.75



             The Company is subject to covenants in loan agreements which restrict or limit the payment of cash dividends on its Common Shares. Notwithstanding such restrictions and limitations, it is the Company's present policy to retain future earnings for use in its business.

        PRIVATE PLACEMENTS OF COMMON SHARES

             The Company effected a number of its acquisitions and strategic investments during fiscal 1996 by exchanging shares of Common Shares for shares of capital stock of the respective target companies. The Company issued an aggregate of 2,938,204 shares of Common Shares with a market value of $21.2 million in exchange for all of the issued and outstanding shares of capital stock of Environmental Evolutions, United Eco and for 94% of the outstanding shares of Industra Service. The exchanges of Common Shares for shares of capital stock of each of Environmental Evolutions, United Eco and Industra Service were exempt from registration under the Securities Act by virtue of Section 4(2) therein and Regulation D promulgated thereunder. The exchange of Common Shares for the capital stock of SRS was exempt from registration under the Securities Act by virtue of Section 3(a)(10) of the Securities Act. See "Item 1. Description of Business Development of Business."

             Effective January 24, 1997, the Company closed the sale of $15 million aggregate principal amount of 9.5% convertible debentures due January 24, 2007 (the "Debentures") and 1,125,000 share purchase warrants (the "Warrants") to a group of institutional investors. The Debentures are convertible into shares of Common Shares at the conversion rate of 85% of the average closing price of the Common Shares on the Nasdaq National Market for the five trading days immediately preceding the respective conversion dates, subject to a floor conversion price of $6.30 per share. The floor conversion price would be eliminated if shareholders ratify the placement at the May 7, 1997 shareholders meeting. Each Warrant is exercisable for one Common Share, subject to customary anti-dilution provisions, at an exercise price of $9.56 per share (110% of the closing market price for the Common Shares on January 23, 1997) for a period of five years. The purchasers have certain rights for the registration under the Securities Act of the Common Shares underlying the Debentures and the Warrants. An aggregate of 300,000 Warrants also were issued to the placement agents for the transaction, which Warrants are exercisable for five years at $8.00 per share. The sale of the Debentures and the Warrants was exempt from registration under the Securities Act by virtue of Section 4(2) therein and Regulation D promulgated thereunder.

             Effective March 3, 1997, the Company closed the sale of $3 million aggregate principal amount of Debentures and 225,000 Warrants to a group of institutional investors, which included entities which had participated in the January 1997 placement. Each Warrant is exercisable for one Common Share, subject to customary anti-dilution provisions, at an exercise price of $9.21 per share (110% of the closing market price for the Common Shares on February 28, 1997) for a period of five years. The purchasers have certain rights for the registration under the Securities Act of the Common Shares underlying the Debentures and the Warrants. The sale of the Debentures and the Warrants was exempt from registration under the Securities Act by virtue of Section 4(2) therein and Regulation D promulgated thereunder.

        ITEM 6.  SELECTED FINANCIAL DATA.

             The results of operations prior to fiscal 1993 do not reflect the Company's current or planned business activities with the exception of the licensing and consulting services provided by the Company. Eco Environmental was acquired by the Company in November 1992, the Turner Group was acquired in October 1993, Cambridge was acquired in June 1994, the Lake Charles Group was acquired in July 1995, Environmental Evolutions was acquired in January 1996, the assets of Petrocon Construction Resources, Inc. were acquired in May 1996, both SRS and Industra Service were acquired in July 1996 and MM Industra was acquired in September 1996. Accordingly, the statement of operations for the year ended November 30, 1993 reflects twelve months of operations for Eco Environmental and only one month of operations for the Turner Group. The statement of operations for the year ended November 30, 1994 reflects six months of operations for Cambridge.
        The statement of operations for the year ended November 30, 1995 reflects five months of operations for the Lake Charles Group. The statement of operations for the year ended November 30, 1996 reflects eleven months of operations for Environmental Evolutions, six months of operations for United Eco, four months of operations for SRS and Industra Service and one month of operations for MM Industra. The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                         FISCAL YEAR ENDED
                                            NOVEMBER 30
                                              --------

                                 1996          1995           1994
                               -------         ----           ----
                                               (IN THOUSANDS EXCEPT
                                               PER SHARE INFORMATION)
        STATEMENT OF
        OPERATIONS DATA:

        Total revenue . .     $119,529        $46,684       $ 34,991
        Operating income
        (loss)  . . . . .        9,701          3,773          1,747
        Interest expense         1,747            713            681
        Pretax income
        (loss)  . . . . .        7,954          3,060          1,066
        Net income (loss)       $8,763         $2,852           $903
                              ========        =======       ========
        Net income (loss)
        per share . . . .        $0.81          $0.40          $0.15
                               =======        =======       ========
        Weighted average
        shares
        outstanding(3)  .       10,846          7,217          6,191

        BALANCE SHEET
        DATA:

        Working capital .       $3,280         $6,639         $6,441
        Total assets  . .      104,484         31,061         22,947
        Current debt  . .       40,975         10,054          6,350
        Long-term debt  .        6,720          2,100          4,977
        Shareholders'           55,043         18,736         11,299
        equity  . . . . .



                                            1993     1992(1)     1992(2)
                                            ----      -----       ------
                                                   (unaudited)  (audited)
                                                 (IN THOUSANDS EXCEPT
                                                PER SHARE INFORMATION)
        STATEMENT OF OPERATIONS DATA:

        Total revenue . . . . . . . . . . .
                                         $7,565      $650    CDN$875
        Operating income
        (loss)  . . . . . . . . . . . . . . 604      (901)    (1,218)
        Interest expense  . . . . . . . . . 229        29         39
        Pretax income (loss)  . . . . . . . 375      (934)    (1,257)
        Net income (loss) . . . . . . . . .$322     $(934)CDN$(1,257)
                                         ======   ========= ========

        Net income (loss) per share . . . .
                                          $0.07   $ (0.11) CDN$(0.15)
                                     ===========  ========= ========
        Weighted average shares
        outstanding(3)  . . . . . . . . . .
                                          4,680       612        824

        BALANCE SHEET DATA:

        Working capital . . . . . . . . . .
                                         $3,639      $253    CDN$345
        Total assets  . . . . . . . . . . .
                                         15,007       753      1,014
        Current debt  . . . . . . . . . . .
                                          2,634       403        543
        Long-term debt  . . . . . . . . . .
                                          9,031         0          0
        Shareholders' equity  . . . . . . .
                                          3,288       350        471
        -------------------
         (1) Dollar amounts have been converted from Canadian dollars into United States dollars using the exchange rate at November 30, 1992 of one United States dollar to 1.3461 Canadian dollars.
        (2) Prior to fiscal 1993, the Company recorded amounts in Canadian dollars.
        (3)  Reflects 1-for-10 reverse stock split in November 1993.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

             The Company entered into its current lines of business in November 1992 when it acquired Eco Environmental, and it has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired eight businesses between fiscal 1993 and fiscal 1996, and its revenues grew from $7.6 million in fiscal 1993 to $119.5 million in fiscal 1996 primarily as a result of such acquisitions. The Company accelerated its acquisition program in fiscal 1996 by adding the following operating subsidiaries: Industra Service, SRS, Environmental Evolutions, United Eco and MM Industra. In March 1997, the Company completed its $50 million acquisition of Chempower.

             The Company intends to continue to expand its business through the acquisition of companies in the industrial maintenance, environmental remediation and specialty fabrication businesses. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions or that any business acquired will be integrated successfully or prove profitable.

             The Company's acquisition strategy has led to rapid growth in the Company's operations over the past four fiscal years. The Company's operations generally are managed at each of its subsidiaries, but core administrative, financing and strategic planning functions are performed at the holding company level. This rapid growth has increased, and may continue to increase, the operating complexity of the Company as well as the level and responsibility for both existing and new management personnel at the holding company level. The Company's ability to manage its expansion effectively will require it to hire and retain new management personnel at the holding company level and to continue to implement and improve its operational and financial systems. The Company's inability to effectively manage its expansion could have a materially adverse effect on its results of operations and financial results.

        SEASONALITY AND QUARTERLY FLUCTUATIONS

             The Company's revenues from its industrial and environmental segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a oneto two-quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

        RECOGNITION OF REVENUES

             The Company recognizes revenues and profits on contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contacts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become know. Losses on contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the Company's balance sheet. See Note A to Consolidated Financial Statements.

        RESULTS OF OPERATIONS

        FISCAL 1996 COMPARED TO FISCAL 1995

             REVENUES
             --------

             The Company's revenues grew 156% to $119.5 million in fiscal 1996 from $46.6 million in fiscal 1995, primarily as a result of acquiring five new subsidiaries during fiscal 1996. Because these acquisitions were completed at different times during fiscal 1996, the Company's results of operations do not reflect the full effect of such acquisitions. The Company's results of operations for fiscal 1996 reflect eleven months of operations for Environmental Evolutions, six months of operations for United Eco, four months of operations of each of SRS and Industra Service and one month of operations for MM Industra.

             Prior to fiscal 1996, the Company had generated relatively insignificant revenues in Canada at the holding company level from the licensing of certain environmental technologies and the provision of consulting services. The Company acquired Industra Service and MM Industra, two Canadian businesses, in fiscal 1996. As a result of these acquisitions, the Company's Canadian operations generated $6.5 million, or 5% of the Company's total revenues, in fiscal 1996. Management anticipates that the Company will generate a larger percentage of its total revenues from its Canadian operations as it benefits from a full fiscal year of operations of Industra Service and MM Industra. The Company may expand its operations in Canada through future acquisitions, although the Company has no immediate plans to do so. Management anticipates that the increase in revenues generated by the Company's Canadian operating subsidiaries will increase the Company's exposure to potential foreign currency exchange gains or losses.

             During fiscal 1996, the Company generated approximately 73% of its revenues from the provision of industrial maintenance services and 20% of its revenues from the provisions of such services to petroleum and petrochemical refining customers. Huntsman Corporation, Star Enterprising, Goodyear Tire and Rubber and BioLab together accounted for approximately 18% of the Company's total revenues in fiscal 1996, compared to 75% of total revenue in fiscal 1995. No single customer accounted for more than 5% of the Company's total revenues during fiscal 1996. Nevertheless, the loss of any one or more key customers could have a material adverse effect on the Company's results of operation and financial condition. Management believes that the Company's continued efforts to expand and diversify its customer base in addition to the effects of a full year of operations from its newly acquired operating subsidiaries will further reduce the Company's dependence on certain key customers.

             The Company's industrial maintenance segment generated $87.0 million, or 73%, of the Company's total revenues in fiscal 1996 compared to $41.3 million, or 88%, in fiscal 1995. This 110% increase in revenues reflects, in part, the addition of four months of operations of Industra Service and SRS. The revenues generated by the Company's industrial maintenance operations that were in place at November 30, 1995 grew 105% in fiscal 1996. This internal growth was due, in part, to revenues generated on a single project that concluded in fiscal 1996. Management anticipates that the revenues generated by its industrial maintenance service segment will represent a smaller percentage of its total revenues in fiscal 1997 as the Company benefits form a full year of operations form MM Industra, SRS, United Eco and Environmental Evolutions.

             The revenues generated from the Company's environmental services segment increased 491% to $31.9 million in fiscal 1996 from $5.4 million in fiscal 1995. This growth primarily reflects the effects of four months of operations of each of Industra Service and SRS and six months of operations of United Eco. Prior to fiscal 1996, only Eco Environmental provided environmental remediation services. As a percentage of total revenues, the Company's environmental remediation service segment contributed approximately 26.7% to total revenues in fiscal 1996 as compared to 11.5% of total revenues in fiscal 1995. Management believes that this trend may continue in fiscal 1997 as such new subsidiaries are included in the Company's results of operations for a full fiscal year.

             The Company significantly expanded its specialty fabrication service business in fiscal 1996 through the acquisition of Industra Service and MM Industra, and this business segment generated $657,000, or less than 1%, of the Company's total revenues in fiscal 1996. Management anticipates that the Company's specialty fabrication services segment will generate more revenues and will contribute a greater percentage of the Company's total revenues in fiscal 1997. Prior to fiscal 1996, the Company had provided specialty fabrication services through the Turner Group and the Lake Charles Group as part of those subsidiaries' industrial maintenance services, and the Company did not separately report revenues for specialty fabrication services. The Company will report revenues generated from the provision of such services by the Turner Group and the Lake Charles Group in the specialty fabrication service segment. The Company will benefit from a full fiscal year of operations of Industra Service and MM Industra as well as nine months of operations of Chempower. M & M Manufacturing Limited Partnership, the predecessor to MM Industra, had been idle and in receivership, but MM Industra commenced operations in October 1996, and, at April 29, 1997, it had been awarded CDN$35.0 million ($25.5 million) in contracts to perform specialty fabrication services.

             OPERATING EXPENSES.
             ------------------

             The Company's total operating expenses increased approximately 156% to $111.6 million in fiscal 1996 from $43.6 million in fiscal 1995 primarily as a result of adding the operations of five new subsidiaries during fiscal 1996. Expressed as a percentage of total revenues, operating expenses were approximately 93.3% in fiscal 1996 compared to 93.4% in fiscal 1995. The Company's interest expense on long-term debt increased to $1.7 million from $713,000 but, as a percentage of total revenue, interest expense remained unchanged at 1.5%. Depreciation and amortization increased to $2.2 million in fiscal 1996 from $1.1 million in fiscal 1995. As a percentage of total revenues, depreciation and amortization decreased slightly to 1.7% in fiscal 1996 from 2.4% in fiscal 1995. Management believes that the Company has been able to contain operating expenses through a program instituted in fiscal 1994 pursuant to which project managers are required to track such cost control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to be able to control operating expenses, but there can be no assurance that the Company's cost control policies will be as effective in the future as they have been in the past.

             PROVISION FOR INCOME TAX.
             ------------------------

             The Company has net loss carry forwards in Canada with which it is able to reduce its tax liabilities. In fiscal 1996, the application of $786,000 in such net loss carry forwards contributed to a tax recovery of $809,000 in fiscal 1996. The Company paid $208,000 in taxes in fiscal 1995. At November 30, 1996, the Company had a total of $3.2 million in net loss carry forwards that expire incrementally between 1999 and 2003.

             NET INCOME.
             ----------

             Net income from continuing operations increased approximately 207% to $8.8 million, or $0.81 per share, in fiscal 1996 from $2.9 million, or $0.40 per share, in fiscal 1996 from $2.9 million, or $0.40 per share, in fiscal 1995. A tax recovery of $809,000 contributed approximately 9.2% of the Company's net income, or $0.07 per share, in fiscal 1996.

        FISCAL 1995 COMPARED TO FISCAL 1994

             REVENUES
             --------

             Revenues increased to $46,684,000 in fiscal 1995 from $34,991,000 in fiscal 1994. The growth in revenues is attributable to the Company's industrial maintenance segment, primarily from the benefits of the July 1995 acquisition of the Lake Charles Group. Revenues generated from the Company's industrial maintenance segment increased to $41,322,000 in fiscal 1995 from $26,951,000 in fiscal 1994. The
        53% growth in revenues in this
        segment reflects the addition of the Lake Charles Group, which contributed five months of operating income, or $10,554,000. The construction project for Players International, Inc. accounted for much of the operating income generated by the Lake Charles Group in fiscal 1995. Revenues generated from the Company's environmental service segment decreased to $5,171,000 in fiscal 1995 from $8,040,000 in fiscal 1994. The decrease in revenues from the Company's environmental service segment reflected a temporary softening of the market for environmental remediation services coupled with a delay in the start of a major project until late in fiscal 1995.


             OPERATING EXPENSES
             ------------------

             The Company realized a gross margin of $3,060,000 in fiscal 1995. Operating expenses, which included interest expense on long-term debt and depreciation and amortization, were $43,624,000 in fiscal 1995 compared to $33,925,000 in the prior fiscal year. Management believes that this increase in operating expense was modest relative to the increase in the Company's revenues. As a percentage of revenues, operating expenses decreased to 93% in fiscal 1995 from 97% in fiscal 1994. In December 1994, the Company instituted new project cost reporting guidelines and management has continued to follow these guidelines. The Company's project managers track such cost control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to be able to control selling, general and administrative expenses and other operating expenses during fiscal 1996 and that the Company's favorable results of operations in fiscal 1995 will be achievable in fiscal 1996.

             PROVISION FOR INCOME TAX
             ------------------------

             The Company incurred substantial net operating losses between fiscal 1989 and 1992, and the Company has used such net operating losses to reduce its tax liabilities. The use of Canadian tax loss carry forwards is limited to earnings generated from the same or similar products or services from businesses without any break in service to which these loss carry forwards are attributable. The Company uses these loss carry forwards to offset income generated from its consulting business. The Company paid taxes of $208,000 in fiscal 1995 compared to $58,000 in fiscal 1994 after the application of $104,000 and $285,000, respectively.

             NET INCOME.
             ----------

             Net income was $2.9 million, or $0.40 per share, for fiscal 1995 as compared to $903,000, or $0.15 per share, for fiscal 1994. These numbers reflect a 82% increase in net income on a 133% increase in revenues from fiscal 1994 to fiscal 1995. Net income in fiscal 1994 reflects the writeoff of $105,000 from discontinued operations.

        LIQUIDITY AND CAPITAL RESOURCES

             The Company's cash and shortterm investments decreased to $497,000 at November 30, 1996 from $1.1 million at November 30, 1995, as a result of the increased cash requirements of the Company's expanded operations. Typically the Company maintains cash levels of between $1.0 million and $2.0 million for general corporate needs, with any excess cash used to reduce borrowings under the Company's lines of credit. The Company's existing capital resources consist of cash, cash provided by its operating subsidiaries and funds available under its lines of credit. In fiscal 1996, the Company's operating activities provided net cash of $3.8 million compared to $2.6 million in fiscal 1995. The Company's financing activities in fiscal 1996 provided $7.1 million of net cash compared to the use of $663,000 in cash during fiscal 1995. The major factors contributing to the Company's improved cash flow during fiscal 1996 were a $6.0 million dollar increase in income from continuing operations over the prior fiscal year and the Company's ability to incur an additional
        $15.0 million in debt.

             At November 30, 1996, the Company and its operating subsidiaries had an aggregate of $19.4 million in lines of credit, $5.6 million of which remained available to certain operating subsidiaries. The Company has a $10.0 million line of credit with Merrill Lynch Business Financial Services, Inc. which bears interest at a floating interest rate equal to 2.75% per year above the interest rate for 30day commercial paper and is secured by all of the Company's assets. The Company had no availability under this line of credit at November 30, 1996. Industra Service has a $5.9 million line of credit with Hongkong Bank of Canada, $3.2 million of which remained available at November 30, 1996. Industra Service also has a $2.3 million line of credit with SeaFirst Bank, $2.0 million of which remained available at November 30, 1996. United Eco has a $1 million line of credit with Branch Banking and Trust, $300,000 of which remained available at November 30, 1996. Hubbard Electric Company, a subsidiary of the Turner Group, has a $250,000 line of credit with Bridge City Bank, $25,000 of which remained available at November 30, 1996.

             The Company incurred additional debt in fiscal 1997 in connection with the acquisition of Chempower. The Company issued $15.0 million aggregate principal amount of 9.5% convertible subordinated debentures due January 24, 2007 and guaranteed two Chempower promissory notes in the aggregate principal amount of $15.9 million, which notes mature in 1998. The Company pledged all of its shares of Chempower capital stock to secure its guaranty of each promissory note. Chempower issued the promissory notes to two principal shareholders of Chempower as partial payment for such shareholders' equity interest in Chempower. In addition, Chempower borrowed $6.0 million under an unsecured Chempower line of credit.

             The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the funding of potential acquisitions. Management believes that the Company's cash and funds available under its credit facilities, together with cash generated from its operations, are sufficient to meet its anticipated cash requirements, with the exception of the Company's obligations under the notes guaranteed by the Company in connection with the Chempower acquisition. The Company may fund its capital requirements by increasing its current lines of credit or restructuring such lines of credit to enable all operating subsidiaries to draw upon them. The Company also may seek to raise additional capital by issuing debt or equity securities in private or public offerings. There can be no assurance that the Company will be able to increase or restructure its lines of credit or that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.

             Accounts receivable at November 30, 1996 increased to $20.9 million from $5.5 million at November 30, 1995, after deducting allowances of $346,000 and $60,000 for doubtful accounts at year-end fiscal 1996 and fiscal 1995, respectively. This increase in accounts receivables reflects the addition of five new operating subsidiaries during fiscal 1996, which had, in the aggregate, accounts receivables of $12.1 million at November 30, 1996. The current portion of notes receivable increased to $6.8 million at November 30, 1996 from $1.8 million at November 30, 1995 largely as a result of a loan made by the Company to EIF, an asbestos and lead removal company in which the Company holds a 36% equity interest. Inventory increased to $6.8 million at November 30, 1996 from $1.9 million at November 30, 1995. This increase in inventory reflects that addition of five new subsidiaries during fiscal 1996, which had, in the aggregate, inventory of $3.6 million at November 30, 1996.

             Property, plant and equipment increased significantly to $33.2 million at November 30, 1996 from $5.8 million at November 30, 1995 as a result of the Company's acquisition effected during fiscal 1996.

             The Company's investments increased to $7.6 million at November 30, 1996 from $1.4 million at November 30, 1995 as a result of the Company's additional strategic investments made in EIF during fiscal 1996. At November 30, 1996, the Company's recorded investment in EIF was $5.2 million.

             Accounts payable and other accrued liabilities increased to $18.4 million at November 30, 1996 from $5.1 million from November 30, 1995 primarily due to the addition of new operations.

        INFORMATION REGARDING FORWARD LOOKING STATEMENTS

             This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements made herein include the ability of the Company to continue to expand through acquisitions, the availability of capital to fund the Company's expansion program, the ability of the Company to manage its expansion effectively, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and severe weather conditions that could delay projects.

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               AMERICAN ECO CORPORATION

                          CONSOLIDATED FINANCIAL STATEMENTS

                                  NOVEMBER 30, 1996

                [Letterhead of Karlins Fuller Arnold & Klodosky, P.C.]





        To the Shareholders and Directors of
        AMERICAN ECO CORPORATION


                             INDEPENDENT AUDITOR'S REPORT

        We have audited the accompanying consolidated balance sheet of AMERICAN ECO CORPORATION as of November 30, 1996 and 1995 and the related consolidated statements of income, retained earnings and changes in financial position for each of the three years in the period ended November 30, 1996, which, as described in Note O, have been prepared on the basis of accounting principles generally accepted in Canada. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States (and in Canada). U.S. standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN ECO CORPORATION as of November 30, 1996 and 1995, and the results of its operations and its changes in financial position for each of the three years in the period ended November 30, 1996, in conformity with accounting principles generally accepted in Canada.


        /s/  Karlins Fuller Arnold & Klodosky, P.C.

        Houston, Texas
        January 31, 1997

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                             NOVEMBER 30, 1996 AND 1995
                         (United States Dollars in thousands)


                                                           1996     1995
                                                           ----     ----
                    ASSETS
                    -----

        CURRENT ASSETS

          Cash                                             $317     $898

          Certificate of Deposit,
             restricted                                     180      172

          Accounts receivable, trade,
             less allowance for doubtful
             accounts of $346 and $60
             at November 30, 1996 and 1995,
             respectively                                20,918    5,535

          Current portion of notes
             receivable (Note B)                          6,695    1,870

          Costs and estimated earnings
              in excess of billings on
             jobs in progress  (Note I)                   3,446    2,996


          Inventory                                       6,807    1,923

          Deferred income tax (Note L)                    1,393      442

          Prepaid expenses, other                        $4,499   $2,857
                                                       --------  -------

             TOTAL CURRENT ASSETS                       $44,255  $16,693
                                                       --------  -------

        PROPERTY, PLANT AND EQUIPMENT,
            net (Note C)                                $33,238   $5,844


        OTHER ASSETS

          Goodwill (Note D), net
            of accumulated amortization
            of $762 and $225 at
            November 30, 1996 and 1995,
            respectively                                 18,969    7,123

          Debenture issue costs                              97        7

          Notes receivable (Note B)                         280       --

          Investments (Note E)                           $7,645   $1,394
                                                       --------  -------
             TOTAL OTHER ASSETS                         $26,991   $8,524
                                                       --------  -------

             TOTAL ASSETS                              $104,484  $31,061
                                                       ========  =======






                   The accompanying notes are an integral part of
                             these financial statements.

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                             NOVEMBER 30, 1996 AND 1995
                         (United States Dollars in thousands)

                                                      1996          1995


          LIABILITIES AND SHAREHOLDERS' EQUITY
          -------------------------------------

        CURRENT LIABILITIES


          Accounts payable and
             accrued liabilities                      $  18,449 $  5,144

          Notes payable (Note F)                         20,399    3,971

          Current portion of long-term debt (Note G)      1,595      451

          Current portion of obligations under
             capital leases (Note H)                        113       75

          Deferred income taxes                              --      219

          Billings in excess of costs and
             estimated earnings on jobs
             in progress (Note I)                           419      194
                                                       --------  -------

             TOTAL CURRENT LIABILITIES                   40,975   10,054
                                                       --------  -------

        LONG-TERM LIABILITIES

          Long-term debt (Note G)                         6,618    1,931

          Obligations under capital
             leases (Note H)                                102      169

          Deferred income tax
             liability (Note L)                           1,373      171
                                                       --------  -------
                                                          8,093    2,271
                                                       --------  -------

             TOTAL LIABILITIES                           49,068   12,325
                                                       --------  -------

        MINORITY INTEREST                                   373
                                                                      --
                                                       --------  -------


        COMMITMENTS AND CONTINGENCIES (Note R)

        SHAREHOLDERS' EQUITY

          Share capital (Note M)                         39,411   11,803

          Share capital subscribed                           34       98

          Contributed surplus                             2,845    2,845

          Retained earnings                              12,753    3,990
                                                       --------  -------
                                                         55,043   18,736
                                                       --------  -------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $104,484  $31,061
                                                       ========  =======


        On behalf on the Board

        Michael E. McGinnis                      Barry Cracower
        Director                                 Director

        January 31, 1997

                    The accompanying notes are an integral part of
                             these financial statements.

                               AMERICAN ECO CORPORATION
                     CONSOLIDATED STATEMENT OF  RETAINED EARNINGS
                FOR THE YEARS ENDED  NOVEMBER 30, 1996, 1995 AND 1994
                         (United States Dollars in thousands)



        Balance, November 30, 1993                    $     235

        Net income, for the year ended
           November 30, 1994                                903
                                                         ------

        Balance, November 30, 1994                        1,138

        Net income, for the year ended
           November 30, 1995                              2,852
                                                         ------

        Balance, November 30, 1995                        3,990

        Net income, for the year ended
           November 30, 1996                              8,763
                                                         ------

        Balance, November 30, 1996                      $12,753
                                                        =======




                    The accompanying notes are an integral part of
                             these financial statements.

                               AMERICAN ECO CORPORATION
                          CONSOLIDATED STATEMENT OF  INCOME
                FOR THE YEARS ENDED  NOVEMBER 30, 1996, 1995 AND 1994
                         (United States Dollars in thousands)


                                         1996        1995        1994
                                        --------     -------     -------

        REVENUE                         $119,529     $46,684     $34,991
                                        --------     -------     -------


        COSTS AND EXPENSES

          Costs of contracts, sales
            and other operating
            expenses                     107,819      42,270      32,318

          Interest expense on
            long-term debt                 1,747         713         681

          Depreciation and amortization    2,232       1,107       1,044

          Gain on sale of equipment          (2)       (370)          --

          Foreign exchange (income)        (221)        (96)       (118)
                                        --------     -------     --------
                                         111,575      43,624      33,925
                                        --------     -------     -------


        INCOME FROM CONTINUING OPERATIONS
          BEFORE RECOVERY OF (PROVISION
          FOR) INCOME TAX                  7,954       3,060       1,066

        RECOVERY OF (PROVISION FOR)
          INCOME TAX (Note L)                809       (208)        (58)
                                        --------     -------     -------

        INCOME FROM CONTINUING
          OPERATIONS                       8,763       2,852       1,008
                                        --------     -------     -------
        DISCONTINUED  OPERATIONS (Note Q)

          Loss from operations of
            discontinued division
            (less applicable tax
             benefit of $49)                  --          --        (95)

          Loss on equipment held for
            sale (less applicable
            tax benefit of $5)                --          --        (10)
                                        --------     -------     -------

                                              --          --       (105)
                                        --------     -------     -------

        NET INCOME                      $  8,763      $2,852     $   903
                                        ========     =======     =======

        Earnings per common share:

          Income from continuing
            operations                      $.81        $.40        $.16
                                             ===         ===         ===
          Net income                        $.81        $.40        $.15
                                             ===         ===         ===

        Weighted average number of shares
            used in computing
            income per common
            share (Note M)            10,846,516   7,217,005   6,191,296
                                      ==========   =========   =========




                    The accompanying notes are an integral part of
                             these financial statements.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                 FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
                         (United States Dollars in thousands)



                                            1996        1995        1994
                                      ---------- -----------------------
        CASH FLOWS FROM OPERATING ACTIVITIES:

          Income from continuing
            operations                $    8,763    $  2,852    $  1,008

          Adjustments to reconcile net
          income to net cash provided by
          operating activities:

          Loss from discontinued operations   --          --       (105)

          Gain on sale of equipment           (2)      (370)          --

          Depreciation and amortization    2,232       1,107       1,044

          Change in deferred income taxes    490        (64)           4

          Change in certificate of deposit,
          restricted                          (8)        (6)       (166)

          Change in accounts receivable   (1,823)    (1,356)     (1,553)

          Change in costs and estimated
            earnings in excess of billings
            on jobs in progress             (363)    (1,059)       (981)

          Change in inventory             (2,511)        189           2


          Change in prepaid expenses        (748)        256          72

          Change in accounts payable      (2,312)        981         683

          Change in billings in excess
            of costs and estimated
            earnings on jobs in progress
                                              34          75         (13)
                                         -------     -------     -------
        Net cash provided by (used in)
          operating activities             3,752       2,605
                                                                     (5)
                                         -------     -------     -------
        CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures            (4,803)       (386)       (121)

          Proceeds from sale of equipment     53          --          --

          Increase in goodwill              (586)       (219)       (640)

          Acquisition of business, net of
          cash acquired                       18        (586)         --

          Increase in investment          (6,156)       (727)       (633)
                                         -------     -------     -------

        Net cash used in investing activities
                                         (11,474)     (1,918)     (1,394)
                                         -------     -------     -------

        CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from notes receivable   3,257         288         582

          Disbursements for notes receivable
                                          (8,350)       (625)     (1,051)

          Proceeds from notes payable     14,920         800       3,182

          Proceeds from long-term debt       428          --          --

          Principal payments on notes payable
                                          (7,412)       (739)       (321)

          Principal payments on long-term debt
                                            (927)       (325)       (438)

          Principal payments on obligations
          under capital leases              (88)       (139)       (135)

          Deferred foreign exchange           --         (27)        (18)

          Debenture issuance costs          (193)         --          --

          Stock issuance costs                          (125)         --

          Issuance of common stock         5,506         229         118
                                         -------     -------     -------
        Net cash provided by (used in)
        financing activities               7,141       (663)       1,919
                                         -------     -------     -------
        NET INCREASE (DECREASE) IN CASH     (581)         24         520

        CASH AT BEGINNING OF YEAR            898         874         354
                                         -------     -------     -------
        CASH AT END OF YEAR          $       317   $     898    $    874
                                         =======     =======     =======


                   The accompanying notes are an integral part of
                             these financial statements.

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        American Eco Corporation and its wholly-owned subsidiaries ( the Company" or "AEC") provide industrial services, environmental services and specialty manufacturing to the petrochemical, refining, forest products and offshore fabrication industries.

        NOTE A BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

        The accompanying consolidated financial statements include the Company
        and its wholly-owned subsidiaries.   All significant intercompany
        balances and transactions have been eliminated.

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. There are no material differences, except as described in Note O, between the accounting principles applied by the Company and those that would be applied under accounting principles generally accepted in the United States.

        REVENUE RECOGNITION - The Company recognizes revenues and profits on
        -------------------
        contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined.

        The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the accompanying balance sheet. The current asset account represents costs incurred and profits earned that have not been billed to the customer on uncompleted construction contracts. The current liability account represents deferred income on uncompleted construction contracts. Generally accepted accounting principles for percentage-of-completion accounting require the classifications as current assets and liabilities.

        INVENTORY - Inventory of raw material is valued at the lower of cost
        ---------
        or market method, with cost determined on the first-in, first-out method. Inventory consists primarily of supplies and consumables used in conjunction with construction projects.

        PROPERTY, PLANT AND EQUIPMENT - Property and equipment are stated at
        ------------------------------
        cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method over the following periods based on their estimated useful lives:

        Buildings                                               40 years
        Fabrication machinery, mobile and other equipment     3-10 years

        Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred. When property and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

        AMORTIZATION - The cost in excess of net assets of businesses acquired
        ------------
        at their respective acquisition dates are amortized on a straight-line basis over 40 years. On an annual basis, the Company assesses the carrying value in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

        DEBENTURE FINANCING COSTS - The costs of debenture financing are
        -------------------------
        deferred and are amortized over the life of the related debt.

        PREPAID EXPENSES - Included in prepaid expenses is deferred financing
        ----------------
        costs in the amount of $1,145,000 and $805,000 at November 30, 1996 and 1995, respectively. This represents costs incurred with brokerage investment houses and other expenses in the Company s quest to raise capital. These costs have been deferred and will serve as an offset to the funds raised subsequent to November 30, 1996 (Refer to Note
        S).

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE A BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES (continued)


        INCOME TAXES - The Company reflects income taxes based on the tax

        -------------
        allocation method. Under this method, timing differences between reported and taxable income result in provisions for taxes not currently payable. Such timing differences arise principally as a result of claiming depreciation and amortization for tax purposes at amounts differing from those charged to income.

        EARNINGS PER SHARE - Per share data is calculated using the weighted
        -------------------
        average number of shares outstanding for the year. Warrants and other stock options have not been included in earnings per share data as they are anti-dilutive.

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
        -------------------------------------------------
                                          1996        1995        1994
                                        --------    --------    --------
        Cash paid during the
           years for:

          Interest                    $1,614,000    $713,000    $712,000
          Income taxes                $ --         $  66,000  $    5,000

        TRANSLATION OF FINANCIAL STATEMENTS INTO UNITED STATES DOLLARS - The
        --------------------------------------------------------------
        consolidated financial statements are expressed in United States dollars using foreign currency translation procedures established by the Canadian Institute of Chartered Accountants. All of the Company's operations are classified as integrated operations for purposes of applying the translation procedures, and the functional currency is United States dollars.

        For integrated purposes, cash, accounts and notes receivable, costs and estimated earnings in excess of billings, current liabilities and long term debt are translated into United States dollars using year end rates of exchange; all other assets and liabilities are translated at applicable historical rates of exchange. Revenues, expenses and certain costs are translated at annual average exchange rates except for inventory, depreciation and amortization which are translated at historical rates. Realized exchange gains and losses and currency translation adjustments relative to long-term monetary items with a fixed and ascertainable life are deferred and amortized on a straight-line basis over the life of the item.

        USE OF ESTIMATES - The preparation of financial statements in
        -----------------
        conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


        NOTE B NOTES RECEIVABLE
                                                    1996            1995
                                        	  --------	  -------

        (United States Dollars in thousands)

        EIF Holdings, Inc., receivable on July 31, 1997,
          maximum borrowings with under this
          agreement are $5,250,000, interest
          at the rate of prime plus 2%,  unsecured.   $4,908        $ --

        Impala Development, Ltd., interest at 12% secured by 144,500 shares AEC of stock,

          this note was repaid in February, 1997.        775          --

        Michael McGinnis, President of AEC, receivable
          March through April, 1997, with
          interest at 10%, secured by 268,000
          shares of AEC stock and 140,000
          share options of AEC stock.                    490          --

        Frank Fradella, Chief Operating Officer of
          AEC, receivable $70,000 per annum,
          non-interest bearing, unsecured.               350          --

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE B	NOTES RECEIVABLE (continued)


        Kam Biotechnology International, LLC,
          receivable on December 31, 1997,
          with interest at the rate of 6%,
          unsecured.                                     200         200

        Network Capital Management Group, Inc.,
          ("Network") due on September 15,
          1996, with interest at the rate of 7%.,
          secured by fees and commissions
          to be earned by Network from the Company.       --         675

        Turner Holdings, Inc., with interest at
          the rate  of 8%, unsecured.                     20          20

        Longview Industries, Inc., non-interest
          bearing, secured by equipment.                  --         675

        Miscellaneous notes receivable                   232         300
                                                     -------     -------
                                                       6,975       1,870
        Current portion                                6,695       1,870
        Long-term portion                            $   280    $     --
                                                     =======     =======


        NOTE C PROPERTY , PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                     1996        1995
                                                  ----------  ----------

                                    (United States Dollars in thousands)

        Land                                        $  1,965    $     56
        Buildings                                      7,345         861
        Fabrication machinery, mobile
           and other equipment                        28,940       6,142
        Furniture and fixtures                         1,645         257
        Equipment under capital leases                   626         580
        Leasehold improvements                           908          69
                                                    --------    --------
                                                      41,429       7,965
        Accumulated depreciation
           and amortization                            8,191       2,121
                                                    --------    --------
                                                     $33,238      $5,844
                                                    ========    ========

        NOTE D GOODWILL

        1996
        ----

        Effective January 1, 1996, the Company acquired all of the outstanding common stock of Environmental Evolutions, Inc., a Corpus Christi, Texas, company, in exchange for 400,000 shares of Company common stock with a fair market value of $2.4 million. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets acquired by approximately $3.3 million and has been included in intangible assets. Pro forma results were not material to the Company's financial position or results of operations.

        Effective May 31, 1996, the Company acquired substantially all the assets and assumed certain liabilities of United Eco Systems ("United"), a construction company located in High Point, North Carolina. The purchase price consisted of

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE D	GOODWILL (continued)

	315,000 shares of Company common stock with a fair market value of $2.5 million. The purchase price and expenses associated with the acquisition exceeded the fair market value of net assets acquired by approximately $2.8 million and has been included in intangible assets. Pro forma results were not material to the Company's financial position or results of operations.

        Effective July 1, 1996, the Company acquired all of the outstanding common stock of Separation and Recovery Systems, Inc. ("SRS"), a California company. The purchase price consisted primarily of 736,667 shares of Company common stock with a fair market value of $5.6 million, which approximated the book value of SRS.

        Effective July 22, 1996, the Company acquired all of the outstanding common stock of Industra Service Corporation ("Industra"), a British Columbia, Canada company. AEC exchanged 0.425 common shares for each common share of Industra, or 1,486,997 shares of AEC common shares. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets of the business acquired by approximately $4.4 million and has been included in intangible assets.


        All acquisitions have been accounted for using the purchase method; accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess purchase price and related expenses over the fair value of net assets acquired is included in "Goodwill". Under the purchase method of accounting, the results of operations are included in the consolidated financial statements from their acquisition dates.

        The unaudited pro forma results, assuming the SRS and Industra acquisitions had occurred at December 1, 1993, are as follows:

                                        1995         1994
                                        ----         ----
        United States Dollars
        in thousands, except
        per share data:
	--------------
        Revenues                        $112,000     $94,033
        Net income                      $  3,069     $    12
        Earnings per share              $    .33     $   .00

        The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

        1995
        ----

        In July, 1995, the Company acquired all of the outstanding capital stock of Lake Charles Construction Corporation, in exchange for issuance of 520,000 shares of the Company's common stock valued at $2 million. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets acquired by approximately $2.8 million.

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        NOTE E INVESTMENT IN EIF HOLDINGS, INC.

        For the period, August 9, 1996 through November 7, 1996, the Company owned approximately 18% of EIF Holdings, Inc. ("EIF"). On November 7, 1996, the Company completed a transaction to acquire approximately another 20% of EIF. Since November 7, 1996, the Company accounts for its 38% ownership interest in EIF using the equity method of accounting. As of November 30, 1996, the Company's recorded
        investment in EIF was $5.2 million.   No other investment made during
        fiscal 1996 exceeded $500,000.


        NOTE F NOTES PAYABLE
                                  		      1996        1995
                                   		  ----------   -----------
                                                  (United States Dollars in
							thousands)

          Note payable to Merrill Lynch Business
          Financial Services, Inc., revolving
          line of credit, maximum borrowing of
          $10,000,000, interest at 30-day
          Commercial paper rate plus 2.75%,
          secured by all accounts, chattel
          paper, contract rights, inventory,
          equipment, fixtures, general
          intangibles, deposit accounts,

          documents and instruments of
          the Company.                               $10,000       $     --

        Note payable to Hongkong Bank of
          Canada, revolving line of
          credit, maximum borrowings
          of $5,900,000, interest at
          prime plus 3/8%; secured
          by general assignment of
          accounts receivable and
          inventory and a floating
          charge debenture on all
          the assets of Industra
          Service Corporation,
          Canada, a subsidiary of
          the Company.                                 2,688          --

        Note payable to Branch Banking & Trust,
          payable $48,000 per month, including
          interest at prime plus 1.50%, maturing
          May, 1997, secured by deed of trust
          on real property and all personal
          property of United Eco Systems,
          Inc. a subsidiary of the Company.            2,200          --

        8% convertible callable secured debentures,
          maturing May, 1997, convertible
          into common shares of the Company
          at a price of 85% of the greater
          of (a) the 20-day weighted average
          trading price of the common shares
          on NASDAQ, immediately prior to
          conversion and (b) the 1-day
          weighted average trading price
          of the common shares on NASDAQ
          immediately prior to conversion,
          unsecured. Refer to Note M.                  1,850          --

        Note payable to Bank of America, payable
          $100,000 per month, including
          interest at the bank's reference
          rate plus .75%, maturing August,
          1997, secured by accounts receivable,
          inventory and machinery and equipment
          of SRS.                                        998          --

        Note payable to Bank of America, due August,
          1997, including interest at the
          bank's reference rate plus
          .75%, maturing August, 1997,
          secured by accounts receivable,
          inventory, and machinery and
          equipment of SRS.                              900          --

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE F NOTES PAYABLE (continued)


        Note payable to Branch Banking & Trust,
          revolving line of credit, interest
          at prime plus 1.5%, maturing May,
          1997, secured by a deed of trust
          on real property and a lien on
          all personal property of United
          Eco Systems.                                   700          --

        Note payable to AICCO for insurance premiums,
          payable $61,400 (1996) and $82,000
          (1995) per month, including interest
          at 6.19% (1996) and 7.8% (1995),
          secured by insurance premiums.                 480         356

        Note payable to SeaFirst Bank,  revolving
          line of credit, maximum borrowings
          of $2,250,000, interest at prime
          plus .75%, secured by accounts
          receivable and equipment of
          Industra, Inc.                                 250          --

        Note payable to Bridge City Bank, revolving
          line of credit, maximum borrowings
          of $250,000, interest at prime plus
          2.50%, maturing June, 1997; secured
          by accounts receivable, equipment
          and inventory of Hubbard Electric
          Company, a subsidiary of
          the Company.                                   225          --

        Note payable to Pacific Southwest Bank, payable
          $8,500 monthly, including interest
          at 11.25%, maturing March, 1998,
          secured by transportation and
          other equipment.                                85          --

        Note payable to First Interstate Bank,
          revolving line of credit, maximum
          borrowings of $4,000,000, interest
          at prime  plus 1.50%. Aggregate
          amounts available under the line
          of credit were limited to 75%
          of total eligible accounts receivable
          from completed contracts and
          maintenance billings plus 60%
          of accounts receivable from
          progress billings, collateralized
          by accounts receivable and
          inventory of the Company. The
          line of credit expired in
          October, 1996.                                  --       3,450

        Note payable to individual, payable on
          February 24, 1996, non-interest
          bearing, secured by real estate.                --         165

        Other miscellaneous                               23
                                                    --------    --------

                                                     $20,399     $ 3,971
                                                    ========    ========


        NOTE G LONG-TERM DEBT
                                                    1996        1995
                                                    ----        ----

                                    (United States Dollars in thousands)

        Note payable to Bank of America, payable
          $83,000 per month beginning
          January, 1997, plus interest at
          bank's reference rate plus .75%,
          secured by receivables, inventory,
          machinery and equipment of SRS.             $3,000   $      --

        Note payable to Hongkong Bank of Canada,
          payable $23,000 per month, including
          interest at 9.00%, secured by real
          estate of Industra.                          2,062          --

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE G LONG-TERM DEBT (continued)


        Note payable to The C.A. Turner Construction
          Company, Texas, payable $92,000
          quarterly including interest at
          8.00%, secured by substantially
          all of the fixed assets of C.A.
          Turner Construction, Inc. and
          Action Contract Services, Inc.,
          two subsidiaries of the Company,
          maturing December, 2000.                     1,240       1,495

        Note payable to Hongkong Bank of Canada,
          payable $4,000 per month,
          including interest at 9.00%,
          secured by real estate of
          Industra.                                      368          --

        Notes payable to four individuals, interest
          only through May, 1999, then
          quarterly payments of $38,000
          including interest at 8%, unsecured.         398          --

        Note payable to Metlife Capital Corporation,
          payable $8,000 monthly including
          interest at 8.50%, secured by equipment
          of C.A. Turner Construction, Inc.              262         337

        Note payable to Bridge City Bank, payable
          $4,000 per month including interest
          at prime plus 1.00%, maturing July,
          2110, secured by real estate of
          Hubbard Electric, a subsidiary
          of the Company.                                242          --

        Note payable to Cameron State Bank, payable
          $2,700 per month including interest
          at 9.125%, secured by real estate.             153          --

        Note payable to Bridge City Bank, payable
          $1,000 per month including
          interest at prime plus 1.00%,
          maturing June, 2001, secured
          by real estate.                                 87          --

        8.00% convertible callable secured
          debentures Series A, maturing
          October 14, 1998, convertible
          into common shares of the
          Company at a conversion price
          of $4.50 per share in Canadian
          dollars, secured by the assets
          of Eco Environmental, Inc., a
          subsidiary of the Company.                      --         134

        Note payable to Madison Trading International
          Ltd., payable $80,000 on
          February 28, 1996 and the
          remaining balance on February 28,
          1997, Interest is at 7.00%,
          payable annually, unsecured.                    --         297


        Notes payable, other                             401         119
                                                    --------    --------
                                                       8,213       2,382
        Current portion                                1,595         451
						     -------     --------
        Long-term portion                             $6,618      $1,931
                                                    ========    ========


        The aggregate principal payments on long-term debt during the years subsequent to November 30, 1996 are: 1997 - $1,595,000; 1998 -
        $1,726,000; 1999 - $1,779,000; 2000 - $785,000; 2001 -$467,000;
        thereafter - $1,861,000.

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE H LEASE AGREEMENTS

        The Company leases equipment and office and warehouse space under capital and operating leases that expire at various times through September 1999 and September 2001, respectively. Imputed interest on the capital leases range from 9.00% to 17.50%.

        Future minimum payments, by year and in the aggregate, under these capital and operating leases, consisted of the following at November 30, 1996.
                                                    Capital    Operating
                                                    Leases     Leases
                                                  ----------   ---------
                                                 (United States Dollars
						     in thousands)

        1997                                            $139      $1,319
        1998                                              94       1,043
        1999                                              14         767
        2000                                              --         562
        2001                                              --         406
                                                     -------     -------
        Total minimum lease payment                      247      $4,097
                                                     =======     =======

        Amounts representing interest
	  and executory costs       		         32
                                                     -------
        Present value of net minimum
	   lease payments   		                 215
        Current portion                                  113
                                                     -------
        Long-term portion                               $102
                                                     =======

        Rent expense for the years ended November 30, 1996 and 1995 amounted to $538,000 and $181,000, respectively.



        NOTE I COSTS AND ESTIMATED EARNINGS ON JOBS IN PROGRESS

                                                  1996        1995
                                               ---------     -------

                                    (United States Dollars in thousands)

        Costs, estimated earnings and billings are summarized as follows:

        Costs incurred on uncompleted jobs           $66,476     $44,971
        Estimated earnings                             8,417       6,720
                                                     -------     -------
                                                      74,893      51,691
        Billings to date                              71,866      48,889
                                                     -------     -------
                                                     $ 3,027    $  2,802
                                                     =======     =======

        Included in the accompanying
        balance sheet under the
        following captions:

        Costs and estimated earnings in excess
            of billings on jobs in progress         $  3,446      $2,996

        Billings in excess of costs and estimated
            earnings on jobs in progress               (419)       (194)
                                                     -------     -------
                                                     $ 3,027    $  2,802
                                                     =======     =======

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE J BACKLOG (unaudited)

        The following schedule summarizes changes in backlog on contracts during the year ended November 30, 1996. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at November 30, 1996 and from contractual agreements on which work has not yet begun.


                                    (United States Dollars in thousands)


        Backlog balance at November 30, 1995                     $46,951
        Contracts entered into during the period                 197,578
        Less revenue earned during the year                    (119,529)
                                                                --------

        Backlog balance at November 30, 1996                    $125,000
                                                                ========

        The Company also entered into additional contracts with estimated revenues of $67,000 between December 1, 1996 and January 31, 1997.


        NOTE K RELATED PARTY TRANSACTIONS

        For the years ended November 30, 1996 and 1995, the Company had business transactions with related parties. The details of these transactions and balances owing from and to these parties are as follows:

        Green Cone Limited (U.K.) ("Green Cone")
        ----------------------------------------

        1996 - During 1996, the Company converted it's receivable in Green Cone to equity and assigned the Company's Green Cone Patent to Green Cone. The Company recognized income of $130,000 on this transaction.

        1995 - During 1995, the Company had sales to Green Cone in the amount of $8,000. At November 30, 1995, $11,000 is included in accounts receivable and $136,000 in notes receivable.

        Legal Fees
        ----------

        During the years ended November 30, 1996 and 1995, the Company incurred legal fees in the amount of $13,000 and $2,000, respectively, with a firm in which a director of the Company is a partner.

        Consulting Fees
        ---------------

        1996 - During the year ended November 30, 1996, fees aggregating $120,000 were paid to a director, in his capacity as an officer of the Company. Of this amount, $80,000 is included in deferred financing costs, $30,000 is included in share issue costs, as a reduction to common stock, and $10,000 is included in administrative expenses. Additionally, another director was paid $109,000 for services rendered during the year, of which $27,000 is included in deferred financing costs, $18,000 is included in share issue costs, as a reduction to common stock, and $64,000 is included in administrative expenses.

        1995 - During the year ended November 30, 1995, fees aggregating $84,000 were paid to a Director, in his capacity as an officer of the Company. Of this amount, $75,000 is included in share issue costs, as a reduction to common stock, and $9,000 is included in administrative expenses. Additionally, another Director was paid $140,000 for services rendered during the year, of which $110,000 is included in deferred bid costs and $30,000 is included in deferred financing costs.

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE K RELATED PARTY TRANSACTIONS (continued)


        Turner Holdings, Inc. ("THI")
        -----------------------------

        At November 30, 1996 and 1995, a note receivable in the amount of $20,000 was due from THI.

        Sandhills Industries, Inc.
        --------------------------

        During 1996, the Company earned gross revenues of $537,000 from a construction agreement with a company in which an employee of the Company has an equity interest.

        EIF Holdings, Inc.
        ------------------

        1996 - The Company has a note receivable from EIF as of November 30, 1996, with accrued interest of $248,000. Refer to Notes B and E.

        In conjunction with the above investment, the Company has entered into the following guarantees:

          Employment agreements with the new President and Chief Operating Officer of EIF, through December 31, 2000.

          The Company has guaranteed $800,000 of EIF bank debt with Farmers and Merchants Bank.

          On December 13, 1996 EIF borrowed $300,000 from Truman Harty, Inc., which is guaranteed by the Company.

          The Company has also guaranteed $22,481 to a vendor of EIF and the payment of November and December rent due to EIF's landlord.


        OTHER ITEMS - At November 30, 1995, accounts payable include $88,000,
        -----------
        which was advanced to Cambridge Construction Service Company ("CCSC"), a subsidiary of the Company, by a former officer of CCSC. Also CCSC leased office space from a company owned by an officer of CCSC. For the year ended November 30, 1995, rent expense amounted to $31,000 for such office space.




        NOTE L                      INCOME TAXES

        Canada - Income tax expense varies from the amount that would be
        --------
        computed by applying the basic combined Canadian federal and provincial rate of 44.34%, as follows:

                                                 1996     1995    1994
                                                ------   ------ --------
                           (United States Dollars in thousands)

        Basic rate applied to pre-tax income     $3,526   $   419  $   473
        Reduction due to timing differences        (137)     (315)    (164)
        Reduction due to income taxed
          in other jurisdictions                 (2,603)       --     (24)
        Reduction of income taxes due to
           application of loss
           carryforwards                           (786)     (104)    (285)
                                             -------------  -------  --------
        Effective Canadian tax expense      $        --  $      --  $    --
                                             ==========      ======     ====

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE L INCOME TAXES (continued)


        The Company has Canadian tax operating loss carryforwards expiring in:
        Year ended November 30,
        1999                                                       $   555
        2000                                                           111
        2001                                                         1,521
        2002                                                           144
        2003                                                           884
                                                                   -------
                                                                    $3,215
                                                                   =======

        UNITED STATES - The components of the recovery of (provision for)
        -------------
        income taxes are as follows:

                                                1996      1995     1994
                                                -------   -----   --------

                            (United States Dollars in thousands)

        Federal                                    $865    $  (16)    $(54)
        State                                       (50)     (128)      --
                                               --------  -------- --------
                                                    815      (144)     (54)

        Deferred                                     (6)     ( 64)      (4)
                                                -------  -------- --------
        Recovery of (provision for) income tax     $809     $(208)    $(58)
                                                =======  ======== ========

        The significant components of the net deferred tax asset (liability) are as follows:

                                                1996      1995    1994
                                             -------     ------  -----
        Depreciation of plant and
          equipment                             $(1,204)    $(400)   $(291)

        Reduction of income taxes due
          to application of loss
          carryforwards                           1,415       565      281

        Gain on sale of equipment,
          recognized on the installment
          method for income tax purposes             --      (125)      --

        Other                                       (30)       12       (3)
        Valuation allowance                       (161)        --       --
                                               --------  -------- --------
        Net deferred tax asset (liability)     $     20  $     52  $   (13)
                                               ========  ======== ========
        The liability method of accounting for deferred income taxes requires a valuation allowance against deferred income taxes against the net income tax losses available to be carried forward. The Company established a valuation allowance against deferred tax assets of $161,000 at November 30, 1996.


        NOTE M   SHARE CAPITAL

        AUTHORIZED SHARE CAPITAL - The authorized share capital consists of
        ------------------------
        unlimited Class A Preference shares and unlimited, no par value Common shares.

        ISSUED SHARE CAPITAL -
        --------------------

                                                      Number of   Total
                                                         Common   Consider-
                                                         Shares   ation
                                                        --------- ---------

        (Total Consideration in United States
        Dollars in thousands)

        Outstanding, November 30, 1993                  4,789,510  $   208

        Conversion of debentures                          950,430    3,130

        Purchase of insurance deposits                    369,849    1,187

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NOTE M SHARE CAPITAL (continued)


                                                      Number of   Total
                                                         Common   Consider-
                                                         Shares   ation
							-------- ---------
        (Total Consideration in United States
        Dollars in thousands)

        Purchase of Cambridge Construction
           Service Corporation                            400,000    1,200

        Issued for debenture costs                         20,000       64


        Issued in settlement of debt                       30,000       92

        Issued for cash                                   262,552      862

        Share issue cost                                              (232)

        Outstanding, November 30, 1994                  6,822,341    6,511


        Conversion of debentures                        1,147,250    3,454

        Purchase of Lake Charles
          Construction Corporation                        520,000    2,080

        Purchase of Reclamation Management, Inc.            9,000       33


        Issued for cash                                    78,500      145

        Issued for services                               130,000      460

        Issued for real estate acquisition                152,381      400

        Share issue cost                                        -   (1,280)
                                                         --------- ---------
        Outstanding, November 30, 1995                   8,859,472    11,803

        Conversion of debentures                          198,820    1,284

        Issued for acquisitions                         4,283,204   27,269

        Issued for cash                                   594,940    1,743

        Issued for services                               281,000    1,753

        Share issue cost
                                                          --         (4,441)
                                                          --------- ---------
        Outstanding, November 30, 1996                   14,217,436   $39,411
                                                          ========== =========

        SHARE WARRANTS - As of November 30, 1996, the Company had 876,000
        ---------------
        outstanding share warrants, which call for the issuance of one common share upon presentation of the warrant at issue prices of $4.50 (Canadian dollars) to $6.00 (United States dollars) . These warrants expire at various times through November, 2001.

        STOCK OPTIONS - The Company has options outstanding to certain
        -------------
        officers, consultants, directors and employees of the Company and its subsidiaries, to issue a total of 615,163 common shares at prices ranging from $2.50 to $8.30 (Canadian dollars). These options expire through March, 2001.

        CONVERTIBLE SECURED DEBENTURES - 265,107 common shares are reserved
        ------------------------------
        for issue on the conversion of convertible secured debentures of $1,850,000, maturing May, 1997.

        WEIGHTED AVERAGE - The weighted average number of shares outstanding
        -----------------
        used in the calculation of earnings per share was 10,846,516, 7,217,005 and 6,191,296, for the years ended November 30, 1996, 1995 and 1994, respectively. See
        Note O.


        NOTE N   ECONOMIC DEPENDENCE

        The Company had revenues from ten, four and four customers that represented 68%, 75% and 48% of total revenue for the years ended November 30, 1996, 1995 and 1994, respectively.

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE O DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND PRACTICES

        United States accounting practices relating to foreign currency translation are not entirely compatible with Canadian accounting practices which the Company follows, and which are described in Note
        A. Under United States practices, where the functional currency is United States dollars, all currency translation adjustments related to assets and liabilities are included in earnings currently, whereas Canadian practices for integrated operations require that currency translation adjustments related to long term monetary items with a fixed and ascertainable life be deferred and amortized over the life of the item.

        Deferred income taxes are translated at year-end rates of exchange under United States practices rather than historical rates of exchange which are required by Canadian practices.

        Under the United States basis, income tax losses available to be carried forward are recognized when it is more likely than not that they will be realized. Under the Canadian basis, income tax losses available to be carried forward are recognized only when there is virtual certainty that they will be realized. For the years ended November 30, 1996, 1995 and 1994, there were no significant differences between these two methods.

        Under accounting principles generally accepted in the United States, earnings per share would be calculated based upon the weighted average number of shares outstanding during the year plus common stock equivalents, such as common stock purchase options, unless they are antidilutive. Earnings per share would be computed as if common share purchase options and warrants were exercised at the beginning of the year, as if funds obtained thereby were used to purchase common shares of the Company at the average market price during the year. Fully diluted earnings per share would be calculated as if the proceeds from the exercise of common share purchase options and warrants were used to purchase the company's common shares at its average market price during the year or its market value at the end of the year, whichever is higher.

        NOTE P   RETIREMENT PLANS

        The Company has a profit-sharing plan (defined contribution) retirement plan covering substantially all employees, except employees who are members of a union who bargained separately for retirement benefits. Employees are eligible upon attaining the age of twenty-one (21) and completing one (1) year of service. The amount of contribution to the plan is determined annually by the Board of Directors and may vary from zero to fifteen percent of covered compensation.

        The Company, through it's collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended November 30, 1996, 1995 and 1994, an expense of $1,454,000, $560,000 and $1,029,000, respectively, was incurred for these retirement plans.

        NOTE Q   DISCONTINUED OPERATIONS

        During 1994, the Company's management made a decision to cease operations of Action Machine Shop, a division of Action. At November 30, 1994 the net assets held for sale consisted of plant and equipment, with a cost of $374,000 and accumulated depreciation of $66,000. In August, 1995, these assets were sold for $675,000 to Longview Industries, Inc. and is included in notes receivable at November 30, 1995. The Company collected the receivables and liquidated the liabilities. Discontinued operations of Action Machine Shop for the year ended November 30, 1994 were as follows:

        Revenues                                                  $441,000
        Cost of sales and general expenses                        (600,000)
                                                                  --------
        Loss from operations                                      (159,000)
        Income tax benefit                                          54,000
                                                                  --------
        Net loss                                                 $(105,000)
                                                                  ========

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        NOTE R   CONTINGENCIES AND COMMITMENTS

        EMPLOYMENT AGREEMENT - The Company has an employment agreement with the chief executive officer through November 30, 2000 with annual base compensation of $250,000. The chief executive officer is entitled to an annual bonus equal to five percent of net income and stock options have been granted that allow for the purchase of up to 20,000 shares of Company common stock per year pursuant to the currently effective Employee Stock Option Plan.

        LITIGATION - The Company is involved in arbitration with a customer. The Company claims that equipment supplied to a clean-up site would not perform properly, due to conditions at the site and the customer's actions interfering with the Company's ability to work efficiently. The customer has claimed the equipment did not perform as represented. This matter is currently in arbitration. The customer claims damages from the Company totalling $19.3 million, consisting of delay damages and costs of completion. The Company counter-claims damages totalling $2.4 million for breach of subcontract and $10 million for the customers bad faith and intentional misconduct. Although the outcome is not determinable, it is the best judgement of management that neither the financial position nor results of operations of the Company will be materially affected by the final outcome of this arbitration.

        At November 30, 1996, there were various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

        NOTE S   SUBSEQUENT EVENTS

        The Company has entered into an agreement pursuant to which AEC would acquire Chempower, Inc. The transaction is anticipated to take the form of a merger, with an estimated purchase price of $48.36 million in a combination of cash and debt. In conjunction with this merger, the Company has consummated a private placement for $15 million of convertible debentures. The acquisition is subject to various conditions including negotiation and execution of a definitive agreement and completion of due diligence.

        In February, 1997, the Company signed a letter of intent to form a joint venture with CVG International America ("CVG"). The joint venture is to provide industrial, environmental, engineering, and health and safety services to Corporacion Venezolana de Guyana.

        NOTE T   SEGMENTED INFORMATION

        The Company operates in Canada and the United States in three primary industry segments: (1) Environmental Services which involves asbestos removal, insulation and other environmental services, (2) Industrial Services which involves the repair, maintenance and modification of boilers, pressure vessels and tubing used in industrial facilities and the provision of engineering services and (3) Manufacturing Services which involves construction of high-quality custom steel and alloy products. It is the Company's policy to price intersegment contracts on an equivalent basis to that used for pricing external contracts. The following is a summary of selected data for these business segments:

        Industry
        Segmentation
                                          Environmental         Industrial
                                           Services               Services
                                         --------------         ----------
         (United States Dollars in thousands)

        1996
        Contract income from customers          $31,897   $86,975
        Operating income                          2,118     5,617
        Depreciation and amortization             1,132     1,100
        Capital expenditures during the year        516     1,336
         Identifiable assets                      38,488    28,425

                               AMERICAN ECO CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	NOTE T	SEGMENTED INFORMATION (continued)

                                          Environmental         Industrial
                                           Services               Services
                                         --------------         ----------
         (United States Dollars in thousands)



        1995
        Contract income from customers           $5,362   $41,322
        Operating income                            505     2,555
        Depreciation and amortization               214       893
        Capital expenditures during the year         54     1,675
        Identifiable assets                       4,636    17,163

        1994
        Contract income from customers           $8,040   $26,951
        Operating income                            451       615
        Depreciation and amortization               196       848
        Capital expenditures during the year         47       686
        Identifiable assets                       5,246    11,447


        Industry
        Segmentation
                                          Manufacturing
                                           Services        Consolidated
                                         --------------   -----------------
                             (United States Dollars in thousands)

        1996
        Contract income from customers             $657  $119,529
        Operating income                            218     7,953
        Depreciation and amortization                --     2,232
        Capital expenditures during the year      6,155     8,007
        Identifiable assets                       4,864    71,777


        1995
        Contract income from customers        $      --   $46,684
        Operating income                             --     3,060
        Depreciation and amortization                --     1,107
        Capital expenditures during the year        --     1,729
        Identifiable assets                          --    21,799

        1994
        Contract income from customers        $      --   $34,991
        Operating income                             --     1,066
        Depreciation and amortization                --     1,044
        Capital expenditures
          during the year                            --       733
        Identifiable assets                          --    16,693


        Geographic Segmentation

                                                 United           Consoli-
		                                 States  Canada   dated
					       -------- -------- ---------
        1996
        Contract income                        $  6,509  $113,020 $119,529
        Operating income                             89     7,864    7,953
        Depreciation and amortization               166     2,066    2,232
        Capital expenditures during the year      6,151     1,856    8,007
        Identifiable assets                      20,988    50,789   71,777

        1995
        Contract income
                                          $          --   $46,684  $46,684
        Operating income                             --     3,060    3,060
        Depreciation and amortization                --     1,107    1,107
        Capital expenditures during the year         --     1,729    1,729
        Identifiable assets                          --    21,799   21,799

        1994
        Contract income
                                          $          --   $34,991  $34,991
        Operating income                             --     1,066    1,066
        Depreciation and amortization                --     1,044    1,044
        Capital expenditures during the year         --       733      733
        Identifiable assets                          --    16,693   16,693

        Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 The Company has had no disagreements with Karlins Fuller Arnold & Klodosky PC., the Company's independent accountants, or such firm's predecessor during the prior three fiscal years. In March 1997, the Board of Directors selected Coopers & Lybrand, L.L.P. as auditors of the Company effective May 7, 1997, subject to the ratification of the shareholders at the Annual Shareholders Meeting scheduled to be held on May 7, 1997. Accordingly, Karlins Fuller Arnold & Klodosky P.C. has resigned effective May 7, 1997.

				      PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The names of the executive officers, directors and certain significant employees are set forth below, together with the positions held by each such person in the Company and their ages as of March 31, 1997. All directors are elected annually by the shareholders of the Company and serve until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the will of the Board of Directors.

                NAME                    AGE                  POSITIONS
                ----                    ---                   --------

           Mark White                    57               Chairman
           Michael E.                    47               President, Chief
           McGinnis                                       Executive
                                                          Officer and
                                                          Director
           John C. Pennie                58               Vice-Chairman of
                                                          the Board of
                                                          Directors

           Frank Fradella                42               Executive Vice
                                                          President and
                                                          Chief Operating
                                                          Officer
           David L.                      47               Vice President
           Norris                                         and Chief
                                                          Financial
                                                          Officer
           John H. Craig                 49               Secretary

           Barry Cracower                59               Director

           William A.                    69               Director
           Dimma
           Tyrrell Garth                 48               Director

           Donald Getty                  63               Director
           Joseph D.                     75               Division
           DeFranco                                       President, SRS

           Besim Halef                   41               Division
                                                          President, MM
                                                          Industra

           John Hoyle                    50               Division
                                                          President,
                                                          United Eco
           Toomas Kukk                   56               Division
                                                          President,
                                                          Chempower

           Donald Scott                  38               Division
                                                          Manager, Eco
                                                          Environmental

           James Wright                  35               Division
                                                          President,
                                                          Environmental
                                                          Evolutions

        EXECUTIVE OFFICERS

          MARK WHITE has been a director of the Company since July 1993 and was elected Chairman of the Board in July 1994. Since 1986, Mr. White has practiced law and has acted as an independent consultant. From 1983 to 1986, he served as the Governor of the State of Texas. His career in public service also included serving as the Attorney General of Texas, Secretary of State and Assistant Attorney General. He serves on the board of directors of the John Gray Foundation at Lamar University, and the boards of regents of Hardin Simmons University, the Houston Educational Excellence Foundation, and the Houston Read Foundation. Mr. White is a member of the National Association of Attorneys' General and the National Governors' Association.

          MICHAEL E. MCGINNIS has been the President and Chief Executive Officer of the Company since 1993 and a director since 1994. He was the President and Chief Executive Officer of Eco Environmental, Inc., a provider of environmental remediation services to industrial clients, when it was acquired by the Company in 1993. Prior to joining Eco Environmental, Inc. in 1992, Mr. McGinnis was employed with The Brand Companies, Inc., one of the largest asbestos abatement contractors in the United States. Mr. McGinnis joined The Brand Companies in 1965 and served in various operational and administrative capacities for over 27 years. Mr. McGinnis serves as the Chairman of the Board of EIF Holdings, Inc., an asbestos abatement and lead removal contractor based in California in which the Company holds a minority interest, and he has held that position since June 1996, having been President of EIF from March 1996 until August 1996.

          JOHN C. PENNIE has been a director of the Company since February 1992 and the Vice-Chairman of the Board of Directors since October 1993. Mr. Pennie served as the Company's President and Chief Executive Officer in 1992 in order to execute the downsizing and reorganization of the Company. Prior to joining the Company, Mr. Pennie was a business consultant with over 25 years of experience in assisting turnaround and start-up companies. He also serves as a director of Innovadent Technologies, Inc., a manufacturing company.

          FRANK FREDELLA has been Executive Vice President and Chief
        Operating Officer since October 1996. For more than five years prior thereto he was an executive of NSC Corporation, with his last position as President. NSC Corporation provides asbestos abatement and other specialty contracting services.

          DAVID L. NORRIS has been Vice President and Chief Financial Officer of the Company since March 1997. He also has been President and Chief Executive Officer and a director of EIF since August 1996. Prior thereto, Mr. Norris was the President of Tonopah Resources International, Inc. and Citadel Environmental Group, Inc., which owned and operated several abatement and remediation companies in the environmental industry. From 1994 to 1996, Mr. Norris was the
         President and Managing Member of WNH Investments, L.L.C., which is a private investment banking company investing principally in companies in the environmental and energy industries. From 1992 to 1994, Mr. Norris was the President and Chief Operating Officer of North American Recycling Systems, Inc. Prior thereto, from 1972 to 1992, Mr. Norris was employed by Evergren Bankcorp, Inc., most recently as Executive Vice President in charge of corporate banking.

          JOHN CRAIG has been as Secretary of the Company for more than five years. He has been a partner in Cassels, Brock & Blackwell, a Toronto, Ontario law firm since 1994, and for at least three years prior thereto, he was a partner in Holden, Day & Wilson. His law firms have performed legal services for the Company.


        OUTSIDE DIRECTORS

          BARRY CRACOWER has been a director of the Company since December 1996. Mr. Cracower has been the President of Pharmx Rexall Drug Stores Ltd., a drug store chain based in Concord, Ontario, since 1990. Prior to 1990, he held senior executive positions at several major Canadian corporations. Mr. Cracower served on the Board of Directors of the predecessor corporation to the Company, ECO Corp., in 1992 during its restructuring. He also is as a director of Algonquin Mercantile Corporation, a Canadian company.

          WILLIAM A. DIMMA has been a director of the Company since January 1997. Mr. Dimma has served as the Chairman of the Board of Canadian Business Media Ltd since 1992, and York University since 1991. For more than five years through 1993, Mr. Dimma served as the Deputy Chairman and also as the President and Chief

        Executive Officer of Royal LePage Limited, a Canadian real estate company. In addition to the companies mentioned above, Mr. Dimma is a director of the Greater Toronto Airport Authority, Magellan Aerospace Corporation, IPL Energy Inc., a pipeline and gas distribution company, London Life Insurance Company, Sears
        Canada Inc. and Trilon Financial Corporation, a financial services company.

          TYRRELL L. GARTH has been a director of the Company since December 1996 and previously was as a director from 1993 to 1995. Mr. Garth has been the President of Cheyenne Capital Inc., a provider of merchant banking services located in Beaumont, Texas, since 1996. Prior to joining Cheyenne Capital, Mr. Garth was a partner of Moore Landrey Garth Jones Burmeister & Hulett, L.L.P., a law firm in Beaumont, Texas, for more than five years. In addition to serving as a director of the Company, Mr. Garth is a director of Unison HealthCare Corp., a long-term healthcare provider (Nasdaq National Market).

          HON. DONALD R. GETTY has been a director of the Company since January 1997. Mr. Getty has been the President and Chief Executive Officer of Sunnybank Investments Ltd., an investment and consulting company located in Edmonton, Alberta, since December 1992. Mr. Getty has held elected and appointive offices in Canadian government, most recently as the Premier of the Province of Alberta from 1985 to 1992 and as the Minister of Energy and Natural Resources for the federal government of Canada between 1971 and 1979. Mr. Getty currently serves on the boards of directors of Mera Petroleum, an oil and gas company, Cen Pro Technologies, an engineering company, Farm Energy Corporation, an ethanol production company, and Guyanor Resources, a mining company, all located in Canada.


        SIGNIFICANT EMPLOYEES

          JOSEPH D. DEFRANCO has been as the Division President of SRS since July 1996 when SRS was acquired by the Company. Mr. DeFranco had served as the President, Chief Executive Officer, Treasurer and a director of SRS since 1973.

          DESIM HALEF has been the Division President of MM Industra since June 1996. Between April 1994 and May 1996, Mr. Halef served as a project general manager for National Heavy Industries Limited, Saudi Arabia in connection with a project to build specialty fabrication facilities in the Kingdom of Saudi Arabia. Mr. Halef had served in various capacities at M&M Manufacturing Limited Partnership, the predecessor of MM Industra, between 1994 and 1985, most recently as the Executive Vice President and General Manager of that company from March 1991 to April 1994.

          JOHN HOYLE has been as the Division President of United Eco since November 1996. Mr. Hoyle had been the President of Four Seasons Environmental, Inc., an environmental services company, between July 1996 and August 1993, and served as the Vice President of that corporation between August 1993 and September 1990.

          TOOMAS KUKK has served as the Division President of Chempower since its acquisition in March 1997. Mr. Kukk founded Chempower and Powerhouse Equipment, Inc., the predecessor to Chempower, and he served as the Chief Executive Officer and Chairman of the Board of Directors of Chempower since its organization in 1985.

          DONALD SCOTT has served as the Division Manager of Eco
        Environmental since April 1996. Mr. Scott served as Project Manager for Eco Environmental since January 1993. He previously worked as a project manager for T.G.I Stephens, a provider of environmental services.

          JAMES WRIGHT has served as the Division President of Environmental Evolutions since January 1996. Prior to the acquisition of Environmental Evolutions, Mr. Wright had served as the President of that corporation since April 1992.

        BOARD OF DIRECTORS MATTERS

          The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the annual and quarterly financial statements, and material investments and transactions, and meets with the outside accountants and senior management regarding, among other items, internal control procedures established by the Company. The Compensation Committee sets the level of compensation of the Company's executive officers.

          During the 1996 fiscal year, the Board of Directors met in person or telephonically four times, and each director attended at least 75% of the meetings. The Board of Directors also authorized corporate actions through written consents.

        COMPLIANCE WITH CERTAIN REPORTING REQUIREMENTS

          Section 16(a) of the Securities Exchange Act of 1934 requires that the officers, directors and 10% shareholders of a domestic issuer report the ownership and purchase or sale of the equity securities of such issuer to the SEC. Officers, directors and 10% shareholders of foreign private issuers are not required to report such ownership or transactions. The Company has become a "domestic issuer" for the purposes of United States securities regulations. The officers and directors of the Company will file Initial Statements of Beneficial
        Interest with the SEC.  See Item 1. "Description of Business   Change
        in Reporting Status."

        ITEM 11.  EXECUTIVE COMPENSATION.

          The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company as of the end of fiscal 1996 whose annual salary plus other forms of compensation exceeded $100,000 (the "Named Executive Officers").

                            SUMMARY COMPENSATION TABLE



                                             Annual Compensation
                                             -------------------

                Name                                          Other Annual
                and                                  Bonus    Compensation
              Position       Year    Salary ($)       ($)         ($)
              --------       ----     ---------      -----      -------
        Michael E. McGinnis
        President and        1996   252,276 (1)        0     6,439 (2)
        Chief Executive      1995   102,201 (1)        0     6,440 (2)
        Officer              1994       90,012         0            0


        Mark White           1996            0         0   120,000 (3)
        Chairman of          1995            0         0   140,000 (3)
        the Board            1994            0         0       87,500

        John C. Pennie       1996            0         0   109,140 (4)
        Vice-Chairman        1995            0         0   119,100 (4)
        of the Board         1994            0         0    80,785 (4)
        ---------------------

                      SUMMARY COMPENSATION TABLE

                                      Long-Term     All Other
                                     Compensation  Compensation
                                       --------    ------------

                Name
                and                   Securities
              Position        Year    Underlying
              --------        ----   Options (#)
        Michael E. McGinnis
        President and         1996     20,000           0
        Chief Executive       1995     50,000           0
        Officer               1994     50,000           0


        Mark White            1996          0           0
        Chairman of           1995     65,000           0
        the Board             1994     10,000           0


        John C. Pennie        1996          0           0
        Vice-Chairman         1995     50,000           0
        of the Board          1994          0           0
        ---------------------
        (1) Includes $1,138 and $1,158 of deferred compensation contributed by the Company to Mr. McGinnis' 401K Plan in fiscal 1996 and fiscal 1995, respectively.
        (2)  Represents automobile lease payments paid by the Company.
        (3) Represents amounts paid as a retainer to Mr. White for services rendered to the Company.
        (4) Represents fees paid to Windrush Corporation, a company 50% of which is owned by Mr. Pennie, for executive services including rent and secretarial services for the Company's Toronto office.

        EMPLOYMENT CONTRACTS

          The Company and Michael E. McGinnis have entered into an employment agreement pursuant to which Mr. McGinnis receives an annual base salary of $250,000 and is entitled to participate in an annual bonus pool equal to 5% of the Company's net income and to receive annual grants of stock options for the purchase of 20,000 Common Shares. The agreement provides for up to two years compensation if he is terminated without cause, or upon his death or disability, subject to certain limitations. The employment agreement terminates on November 30, 2000.

          The Company and Frank Fradella have entered into an employment agreement, effective October 1, 1996, pursuant to which Mr. Fradella will be paid an annual base salary of $250,000 and an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle. The agreement also provides that Mr. Fradella is entitled to receive a non-discretionary bonus of $70,000 per year, to participate in an annual bonus pool equal to 5% of the Company's net income, to receive 50,000 stock options to purchase Common Shares, and to receive an additional $250,000 as a signing bonus. In addition, the Company has agreed to reimburse Mr. Fradella for certain costs associated with his relocating to Houston, Texas. The agreement provides that the Company will pay up to six months salary to Mr. Fradella or his estate if he dies, is permanently disabled or is terminated by the Company without cause, subject to certain limitations. Mr. Fradella's employment agreement with the Company terminates on September 30, 2001. See "Item 13. Certain Relationships and Related Transactions Indebtedness of Management or Affiliates of Management."

          The Company and David L. Norris entered into an employment agreement effective August 1, 1996 pursuant to which Mr. Norris will be paid an annual base salary of $175,000, an automobile allowance of $700 per month plus any operating and maintenance expenses associated with such vehicle, and he is entitled to participate in an annual bonus pool equal to 5% of the Company's income and to receive up to 25,000 options to purchase Common Shares per year based upon his performance. The agreement provides for up to two years compensation if Mr. Norris is terminated by the Company without cause subject to certain limitations. Mr. Norris' employment agreement with the Company terminates on December 31, 2000.


        COMPENSATION OF DIRECTORS

          The directors of the Company who are not otherwise employees or consultants of the Company receive CDN$20,000 per year. In addition, all reasonable expenses incurred by the directors in respect of their duties are reimbursed by the Company. None of the directors of the Company receives compensation in his capacity as a director pursuant to any other arrangement or in lieu of any standard arrangement except through the granting of stock options.

          The following table provides information with respect to stock options granted to the Named Executive Officers during fiscal 1996.

                                Stock Options Granted
                        in Fiscal Year Ended November 30, 1996
                        --------------------------------------
                                               % of Total
                                                Options
                               Securities      Granted to
                                 Under         Employees       Exercise
                                Options       in Financial       Price
        Name                  Granted (#)         Year          (CDN$)
        ----                  ------------    -----------      ---------
        Michael E. McGinnis      20,000            4%            $4.60

        Mark White                 0               --             --

        John C. Pennie             0               --             --




                                   Market Value
                                  of Securities
                                    Underlying
                                    Options on
                                   the Date of
                                      Grant           Expiration
        Name                          (CDN$)             Date
        ----                       ------------       ----------
        Michael E. McGinnis           $4.60           12/1/2000

        Mark White                      --                --

        John C. Pennie                  --                --


          The following table provides information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 30, 1996 and the balance of stock options remaining after such exercises. All stock options described below were presently exercisable at November 30, 1996.

                          Aggregated Stock Options Exercised
                        in Fiscal Year Ended November 30, 1996
                              and Fiscal Year-End Values
                        --------------------------------------


                        Securities
                         Acquired
                           Upon
            Name       Exercise(#)   Value Realized (US$)
            ----       -----------   --------------------
        Michael E.
        McGinnis            0                 --

        Mark White          0                 --

        John C.          50,000            214,925
        Pennie

                              Number of Securities
                                   Underlying       Value of Unexercised
                              Unexercised Options    In-the-Money Stock
                                   at Fiscal          Options at Fiscal
                                    Year-End              Year-End
                                      (#)                 (CDN$)(1)
                              --------------------   -------------------
                                  Exercisable/          Exercisable/
                Name             Unexercisable          Unexercisable
                ----          -------------------   --------------------
        Michael E. McGinnis      108,000/12,000        707,200/55,800
        Mark White                  75,000/0              502,500/0
        John C. Pennie                 0                     --


        (1) Based on the closing price of the Common Shares on The Toronto Stock Exchange on November 30, 1996 of CDN$9.25.


        REPORT OF COMPENSATION COMMITTEE

          During fiscal 1996, the Compensation Committee of the Board of Directors of the Company was comprised of Henry Knowles, Ronald Mann and A. Murray Sinclair, all of whom were independent directors. All three directors resigned as a member of the Board of Directors during fiscal 1996.

          It is the responsibility of the Compensation Committee to determine the level of compensation in respect of the Company's executives officers with a view to providing such executives with a competitive compensation package having regard to performance. Performance is defined to include achievement of the Company's strategic objective of growth and the enhancement of shareholder value through increases in the stock price resulting from a stronger balance sheet and increased earnings.

          Compensation for executive officers is composed primarily of three components; namely, base salary, performance bonuses and the granting of stock options. Performance bonuses are considered from time to time having regard to the above referenced objectives.

          In establishing the levels of base salary, the award of stock options and performance bonuses, the Compensation Committee takes into consideration individual performance, responsibilities, length of service and levels of compensation provided by industry competitors. In the case of Mr. McGinnis, the Chief Executive Officer, he will be entitled to participate in an annual bonus pool equal to 5% of the net income under his employment contract entered into on December 1, 1995 and as subsequently amended. In determining the Chairman's retainer, the Committee considered that the Chairman was devoting over 50% of his time to the affairs of the Company and had made a significant contribution to the success of the Company.

          The Compensation Committee is also responsible for reviewing the Company's manpower and succession plans to ensure that adequate plans are in place.

          This report was furnished by the Compensation Committee.

        STOCK PERFORMANCE CHART

          The following graph compares the yearly percentage change at November 30 of the indicated year in the Company's cumulative total shareholder return on its Common Shares with the cumulative total shareholder return on (i) securities traded on the Toronto Stock Exchange, and (ii) publicly traded companies which are part of the Pollution Control Index. Although the Company believes this graph reflects favorably on the Company, it does not believe that the comparison is necessarily useful in determining the quality of the Company's performance or in establishing executive compensation.

                         [performance graph depicting information contained in the following chart]


                             1991    1992  1993    1994    1995    1996
                             ----    ----  ----    ----    ----    ----
        Pollution Control
        Industry Index        100   100     80       60     145    130

        TSE 300 Total
        Return Index          100    98    129      129     151    199

        American Eco          100   123    164       92     137    264
        Corporation

        Share Price
        (Canadian)        $3.50     $4.30 $5.75  $3.25    $4.80   $9.25

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.

          The following table sets forth as of May 2, 1997 the number of Common Shares beneficially owned by (i) each person known to be the beneficial owner of more than five percent of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all officers and directors of the Company as a group as known by the Company or as reflected on the records of the transfer agent.

           Name and Address of      Amount and Nature of
            Beneficial Owner       Beneficial Ownership(1)
           -------------------     -----------------------

                                     Number     Percentage
                                     ------     ----------
        Vision Holdings, Inc. . .
                                3,052,611         21%
           14 Parlaville Road
           P.O. Box HM 2257
           Hamilton, Bermuda HMJX

        Barry Cracower  . . . . .20,000(2)          *


        William Dimma   . . . . .20,000(2)          *
        Tyrrell Garth . . . . . .
                                102,300(3)          *

        Donald Getty  . . . . . .20,000(2)          *

        Michael E. McGinnis . . .
                                435,000(4)         3%

        John C. Pennie  . . . . .22,500(5)          *


        Mark White  . . . . . . .
                                112,000(6)          *
        Directors and executive
        officers as a group (7    731,800          5%
        persons)  . . . . . . . .

        ----------------------------
        * Represents less than one percent of the issued and outstanding Common Shares.

        (1) Unless otherwise indicated, all persons have sole voting and investment power over the Common Shares.

        (2) Represents Common Shares underlying presently exercisable stock options.

        (3) Includes 20,000 Common Shares underlying presently exercisable stock options.

        (4) Includes (i) 142,000 Common Shares underlying presently exercisable stock options and (ii) 90,500 shares owned by his wife.

        (5) Includes 20,000 Common Shares underlying presently exercisable stock options.

        (6) Includes 75,000 Common Shares underlying presently exercisable stock options.

        (7) Includes Common Shares disclosed in notes (2), (3), (4), (5), (6) above.

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        TRANSACTIONS WITH MANAGEMENT OR AFFILIATES OF MANAGEMENT

          Pursuant to an agreement between the Company and Windrush Corporation ("Windrush"), dated October 5, 1994, Windrush receives a fee of $5,000 per month in consideration for executive services for administration, strategic and marketing planning and public investor relations provided to the Company plus fees which are negotiated on a project-by-project basis for other specific services rendered. This agreement may be terminated by the Company on 30 days' prior written notice. Mr. Pennie, the Vice-Chairman of the Board of Directors, holds a 50% interest in Windrush.


        INDEBTEDNESS OF MANAGEMENT OR AFFILIATES OF MANAGEMENT

          During fiscal 1996, the Company loaned $490,355 to Michael E. McGinnis for the purpose of purchasing Common Shares of the Company in the open market. The loan matures on May 7, 1997, bears interest at the rate of 10% per annum and is secured by the purchased shares. On September 6, 1996, the Company loaned $475,000 to Mark White, who was then Chairman of the Board, which loan was non-interest bearing and unsecured. Mr. White repaid the loan on October 16, 1996. The Company also loaned $350,000 to Frank J. Fradella, Executive Vice President and Chief Operating Officer, for the purpose of purchasing a home upon his joining the Company, repayable, without interest, at the rate of $70,000 per year while Mr. Fradella is employed by the Company. This loan becomes due upon the termination of Mr. Fradella's employment with the Company.

                                       PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K.

        (a)  Financial Statements:
             --------------------

             The following audited consolidated financial statements of American Eco Corporation and subsidiaries are included in Item 8:

             Index to Consolidated Financial Statements

             Report of Independent Auditors

             Consolidated Balance Sheet as of November 30, 1996 and 1995

             Consolidated Statement of Retained Earnings for the years ended November 30, 1996, 1995 and 1994

             Consolidated Statement of Income for the years ended November 30, 1996, 1995 and 1994

             Consolidated Statement of Cash Flows for the years ended November 30, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements

             The following consolidated financial statement schedules of American Eco Corporation and subsidiaries are included in
             Item 14(d):

             All schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under related instructions or are not applicable and, therefore, have been omitted.


        (b)  REPORTS ON FORM 8-K

             Not applicable

        (c)  EXHIBITS
                                  INDEX TO EXHIBITS
        Exhibit Number                 Document

        3.1.1 Letters Patent (Certificate of Incorporation) filed February 6, 1969, incorporated by reference to Exhibit 3.1.1 to the Company registration statement on Form 10, dated September 19, 1990.

        3.1.2  Supplementary Letters Patent, dated June 26, 1970
               (incorporated by reference to Exhibit 3.1.2 to the Company's Form 10).

        3.1.3 Articles of Amendment, filed June 16, 1975 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10).

        3.1.4 Articles of Amendment, filed June 23, 1978 (incorporated by reference to Exhibit 3.1.4 to the Company's Form 10).

        3.1.5 Articles of Amendment, filed June 20, 1986 (incorporated by reference to Exhibit 3.1.5 to the Company's Form 10).

        3.1.6 Articles of Amendment, filed June 17, 1987 (incorporated by reference to Exhibit 3.1.6 to the Company's Form 10).

        *3.1.7 Articles of Amendment, certified on November 19, 1993

        3.2.1 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Form 10.).

        *3.2.2 By-Law Number 10.

        4.1 Share Option Plan (incorporated by reference to Exhibit to Management Information Circular to the Company's Form 6-K, dated September 27, 1995).

        4.2 Form of 9.5% Cumulative Convertible Debenture due January 24, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated February 7, 1997).

        4.3 Form of 9.5% Cumulative Convertible Debenture due March 3, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated March 14, 1997).

        4.4    Form of Stock Purchase Warrant (incorporated by reference to
               Exhibit 3 to the Company's Form 6-K, dated February 7, 1997).

        10.1 Memorandum, dated October 5, 1995, between the Company and Windrush Corporation (incorporated by reference to Exhibit
               10.6 to the 1994 Form 20-F).

        10.2 Share Exchange Agreement, dated June 1, 1994, among Westlake Interests, Ltd., Cambridge, the Company and Marc A. Sparks (incorporated by reference to Exhibit 10.7.1 to the 1994 Form 20-F).

        10.3 Acquisition Agreement, dated July 31, 1995, between the Company and Kenneth Hagan and Janet Hagan. (incorporated by reference to Exhibit 2.7.1 to the 1995 Form 20-F).

      *10.4.1 Agreement and Plan of Merger dated as of April 26, 1996, among the Company SRS Acquisition Corporation and Separation and Recovery Systems, Inc. ("SRS").

      *10.4.2 Business Loan Agreement, dated as of February 7, 1996, between Bank of America National Trust and Savings Association ("BA") and SRS.

        *10.4.3
               Amendment No. 1 to Business Loan Agreement, dated as of July 3, 1996, between SRS and BA.

      *10.4.4 Continuing Guarantee, dated as of July 3, 1996 from the Company to BA.

      *10.4.5 Subordination Agreement, dated July 3, 1996, among American Eco, SRS and BA.

      *10.5 Acquisition Agreement, dated as of May 31, 1996, between the Company and United Eco Systems, Inc.

      *10.6.1 WCMA Note, Loan and Security Agreement, dated as of August 23, 1996 between American Eco/SP Corporation and Merrill Lynch Business Financial Services, Inc. ("MLBFS")

      *10.6.2 Security Agreement, dated as of August 26, 1996 between C.A. Turner Maintenance, Inc. ("Turner") and MLBFS.

      *10.6.3 Unconditional Guaranty, dated as of August 26, 1996 of Turner in favor of MLBFS.

      *10.6.4 Unconditional Guaranty, dated as of August 26, 1996 of American Eco/SP Corporation in favor of MLBFS.

      *10.7 Acquisition Agreement and Plan of Reorganization, dated as of January 1, 1996 between Jim Wright, Mark L. Crawford and Aaron Fine (as shareholders of Environmental Evolutions, Inc.) and the Company, as amended March 15, 1996.

      10.8.1   Agreement, dated April 9, 1996 between the Company and Wayne
               E. Shaw, and as amended on April 17, 1996, April 18, 1996, May 23, 1996 and June 12, 1996 (incorporated by reference to
               Exhibit 1 to the Company's Registration Statement on Form F-
               8).

      *10.8.2 Arrangement Agreement, dated November 13, 1996, among Industra Service Corporation, 519742 B.C. Ltd. and the Company.

      *10.9.1 Agreement and Plan of Merger, dated as of September 10, 1996, among the Company, Sub Acquisition Corp. and Chempower, Inc. ("Chempower").

      *10.9.2 Financing Agreement, dated February 28, 1997, among the Company, Chempower, Toomas J. Kukk and
               Mark L. Rochester.

      *10.9.3 Letter Agreement, dated February 28, 1997, between the Company and Toomas J. Kukk, as agent (the
               "Agent").

      *10.9.4 Guaranty, dated February 28, 1997, by the Company in favor of the Agent.

      *10.9.5 Pledge Agreement, dated February 28, 1997, between the Company and the Agent.

      *10.9.6 Security Agreement, dated February 28, 1997, between the Company and the Agent.

      *10.9.7 Loan Agreement, dated as of February 28, 1997, by and between Chempower, Inc. and First National Bank of Ohio ("FNBO").

      *10.9.8 Promissory Note, dated February 28, 1997, of Chempower in favor of the Agent.

      *10.9.9 Purchase Agreement, dated as of February 28, 1997, between Chempower and Holiday Properties ("Holiday").

      *10.9.10 Commercial Guaranty, dated February 28, 1997, by the Company in favor of FNBO.

      *10.9.11 Promissory Note, dated February 28, 1997, of Chempower in favor of FNBO.

      *10.9.12 Subordination Agreement, dated as od February 28, 1997, among
               Chempower, FNBO, Thomas J. Kukk, Mark L. Rochester and the
               Agent.

      *10.9.13 Commercial Security Agreement, dated as of February 28, 1997, between Chempower and FNBO.

      *10.10 Lease, dated as of August 15, 1996, between 1011 Jones Road Joint Venture Group and the Company.

      *10.11.1 Employment Agreement, dated December 1, 1995, between the
               Company and Michael E. McGinnis, as amended May 1, 1996.

    *10.11.2 Employment Agreement, effective as of October 1, 1996, between the Company and Frank Fradella.

    *10.11.3 Employment Agreement, effective as of August 1, 1996, between the Company and David L. Norris.

      *16 Letter of Karlins Fuller Arnold & Klodosky regarding such account firm's resignation as independent auditors of the Company.

      *21.     Subsidiaries of the Company.

      *24.     Power of Attorney

      *27.     Financial Data Schedule


        ------------------------

        *Filed herewith


        (d)  FINANCIAL STATEMENT SCHEDULES

             The financial statement schedules required by Regulation S-K are incorporated by reference to Item 14(a).

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




        AMERICAN ECO CORPORATION


        Dated:  May 2, 1997           By: /s/ Michael E. McGinnis
					---------------------------
                                      Michael E. McGinnis, President and
                                      Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature        Title                          Date
               ---------        -----                          ----
        /s/Michael E. McGinnis  President and Chief
        ----------------------  Executive Officer and
        Michael E. McGinnis     Director (Principal            May 2, 1997
			        Executive Officer)


        /s/John C. Pennie       Vice-Chairman of the
        ----------------------  Board of Directors              May 2, 1997
         John C. Pennie


        /s/David L. Norris      Chief Financial Officer
        ----------------------  (Principal Financial           May 2, 1997
          David L. Norris	and Accounting Officer)


        /s/Barry Cracower
        ----------------------  Director                       May 2, 1997
	  Barry Cracower



        ----------------------  Director                       May 2, 1997
	  William Dimma



        /s/Tyrrell Garth
        ----------------------  Director                       May 2, 1997
	 Tyrrell Garth



        ----------------------
        Donald Getty            Director                       May 2, 1997


        ----------------------
        Mark White              Director                       May 2, 1997

					INDEX TO EXHIBITS

     Exhibit
     Number	  		Document
     -------	  		---------
        3.1.1 Letters Patent (Certificate of Incorporation) filed February 6, 1969, incorporated by reference to Exhibit 3.1.1 to the Company registration statement on Form 10, dated September 19, 1990.

        3.1.2  Supplementary Letters Patent, dated June 26, 1970
               (incorporated by reference to Exhibit 3.1.2 to the Company's Form 10).

        3.1.3 Articles of Amendment, filed June 16, 1975 (incorporated by reference to Exhibit 3.1.3 to the Company's Form 10).

        3.1.4 Articles of Amendment, filed June 23, 1978 (incorporated by reference to Exhibit 3.1.4 to the Company's Form 10).

        3.1.5 Articles of Amendment, filed June 20, 1986 (incorporated by reference to Exhibit 3.1.5 to the Company's Form 10).

        3.1.6 Articles of Amendment, filed June 17, 1987 (incorporated by reference to Exhibit 3.1.6 to the Company's Form 10).

        *3.1.7 Articles of Amendment, certified on November 19, 1993

        3.2.1 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Form 10.).

        *3.2.2 By-Law Number 10.

        4.1 Share Option Plan (incorporated by reference to Exhibit to Management Information Circular to the Company's Form 6-K, dated September 27, 1995).

        4.2 Form of 9.5% Cumulative Convertible Debenture due January 24, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated February 7, 1997).

        4.3 Form of 9.5% Cumulative Convertible Debenture due March 3, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated March 14, 1997).

        4.4    Form of Stock Purchase Warrant (incorporated by reference to
               Exhibit 3 to the Company's Form 6-K, dated February 7, 1997).

        10.1 Memorandum, dated October 5, 1995, between the Company and Windrush Corporation (incorporated by reference to Exhibit
               10.6 to the 1994 Form 20-F).

        10.2 Share Exchange Agreement, dated June 1, 1994, among Westlake Interests, Ltd., Cambridge, the Company and Marc A. Sparks (incorporated by reference to Exhibit 10.7.1 to the 1994 Form 20-F).

        10.3 Acquisition Agreement, dated July 31, 1995, between the Company and Kenneth Hagan and Janet Hagan. (incorporated by reference to Exhibit 2.7.1 to the 1995 Form 20-F).

      *10.4.1 Agreement and Plan of Merger dated as of April 26, 1996, among the Company SRS Acquisition Corporation and Separation and Recovery Systems, Inc. ("SRS").

					INDEX TO EXHIBITS


	EXHIBIT
	NUMBER				DOCUMENT
	-------				---------

     *10.4.2 Business Loan Agreement, dated as of February 7, 1996, between Bank of America National Trust and Savings Association ("BA") and SRS.

     *10.4.3 Amendment No. 1 to Business Loan Agreement, dated as of July 3, 1996, between SRS and BA.

     *10.4.4 Continuing Guarantee, dated as of July 3, 1996 from the Company to BA.

     *10.4.5  Subordination Agreement, dated July 3, 1996, among American
               Eco, SRS and BA.

        *10.5 Acquisition Agreement, dated as of May 31, 1996, between the Company and United Eco Systems, Inc.

     *10.6.1 WCMA Note, Loan and Security Agreement, dated as of August 23, 1996 between American Eco/SP Corporation and Merrill Lynch Business Financial Services, Inc. ("MLBFS")

     *10.6.2 Security Agreement, dated as of August 26, 1996 between C.A. Turner Maintenance, Inc. ("Turner") and MLBFS.

     *10.6.3 Unconditional Guaranty, dated as of August 26, 1996 of Turner in favor of MLBFS.

     *10.6.4 Unconditional Guaranty, dated as of August 26, 1996 of American Eco/SP Corporation in favor of MLBFS.

        *10.7 Acquisition Agreement and Plan of Reorganization, dated as of January 1, 1996 between Jim Wright, Mark L. Crawford and Aaron Fine (as shareholders of Environmental Evolutions, Inc.) and the Company, as amended March 15, 1996.

        10.8.1 Agreement, dated April 9, 1996 between the Company and Wayne
               E. Shaw, and as amended on April 17, 1996, April 18, 1996, May 23, 1996 and June 12, 1996 (incorporated by reference to
               Exhibit 1 to the Company's Registration Statement on Form F-
               8).

     *10.8.2 Arrangement Agreement, dated November 13, 1996, among Industra Service Corporation, 519742 B.C. Ltd. and the Company.

     *10.9.1 Agreement and Plan of Merger, dated as of September 10, 1996, among the Company, Sub Acquisition Corp. and Chempower, Inc. ("Chempower").

     *10.9.2 Financing Agreement, dated February 28, 1997, among the Company, Chempower, Toomas J. Kukk and Mark L. Rochester.

     *10.9.3 Letter Agreement, dated February 28, 1997, between the Company and Toomas J. Kukk, as agent (the "Agent").

    *10.9.4 Guaranty, dated February 28, 1997, by the Company in favor of the Agent.

					INDEX TO EXHIBITS


	EXHIBIT
	NUMBER				DOCUMENT
	-------				---------

    *10.9.5 Pledge Agreement, dated February 28, 1997, between the Company and the Agent.

     *10.9.6 Security Agreement, dated February 28, 1997, between the Company and the Agent.

     *10.9.7 Loan Agreement, dated as of February 28, 1997, by and between Chempower, Inc. and First National Bank of Ohio ("FNBO").

     *10.9.8 Promissory Note, dated February 28, 1997, of Chempower in favor of the Agent.

     *10.9.9 Purchase Agreement, dated as of February 28, 1997, between Chempower and Holiday Properties ("Holiday").

     *10.9.10 Commercial Guaranty, dated February 28, 1997, by the Company in favor of FNBO.

    *10.9.11 Promissory Note, dated February 28, 1997, of Chempower in favor of FNBO.

    *10.9.12 Subordination Agreement, dated as od February 28, 1997, among Chempower, FNBO, Thomas J. Kukk, Mark L. Rochester and the Agent.

     *10.9.13 Commercial Security Agreement, dated as of February 28, 1997, between Chempower and FNBO.

      *10.10 Lease, dated as of August 15, 1996, between 1011 Jones Road Joint Venture Group and the Company.

    *10.11.1 Employment Agreement, dated December 1, 1995, between the Company and Michael E. McGinnis, as amended May 1, 1996.

     *10.11.2 Employment Agreement, effective as of October 1, 1996, between the Company and Frank Fradella.

     *10.11.3 Employment Agreement, effective as of August 1, 1996, between the Company and David L. Norris.

        *16 Letter of Karlins Fuller Arnold & Klodosky regarding such account firm's resignation as independent auditors of the Company.

        *21.   Subsidiaries of the Company.

        *24.   Power of Attorney

        *27.   Financial Data Schedule


        ------------------------

        *Filed herewith