Form 10-Q
period 1997-02-28
AMERICAN ECO CORP
filed 1997-06-26
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1997
                                         -----------------

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

          Commission File Number: 001-10621
                                  ---------

                               AMERICAN ECO CORPORATION
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

               ONTARIO, CANADA                              52-1742490
          ------------------------------                -------------------
          (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)               Identification No.)


                  11011 JONES ROAD, HOUSTON, TEXAS             77070
            -------------------------------------------------------------
            (Address or principal executive offices)           (Zip Code)

                                    (281) 774-7000
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X       No
               -----        -----

          As of June 20, 1997, there were 15,974,928 shares of Common Shares, no par value, outstanding.

                               AMERICAN ECO CORPORATION

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q


          PART I.   FINANCIAL INFORMATION                            Page No.
                                                                     --------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           February 28, 1997 and November 30, 1996  . . . 3

                         Consolidated Statement of Retained Earnings  . . 5

                         Consolidated Statements of Operations:
                           Quarters Ended February 28, 1997
                           and February 29, 1996  . . . . . . . . . . . . 6

                         Consolidated Statements of Cash Flows:
                            Quarters Ended February 28, 1997
                            and February 29, 1996 . . . . . . . . . . . . 7

                         Notes to Consolidated Financial Statements . . . 8

               Item 2.   Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations . . . . . . . . . . . . . . . . . . . 9


          PART II.  OTHER INFORMATION

               Item 2.   Changes in Securities  . . . . . . . . . . . . . 13

               Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . 13

               Signatures . . . . . . . . . . . . . . . . . . . . . . . . 14

          ITEM 1. FINANCIAL STATEMENTS

                                        PART I

                                FINANCIAL INFORMATION

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States Dollars in thousands)



                                           At February 28,    At November 30,
                                               1997               1996
                                           ---------------    ---------------
                                            (Unaudited)         (Audited)

                       ASSETS
                       ------


          CURRENT ASSETS
               Cash . . . . . . . . . . .      $  9,829         $    317
               Certificate of Deposit,
                 restricted . . . . . . .            --              180
               Accounts receivable  . . .        28,956           20,918
               Current portion of notes
                 receivable . . . . . . .         6,651            6,695
               Costs and estimated
                 earnings in excess of
                 billings on
                 jobs in progress . . . .         3,259            3,446
               Inventory  . . . . . . . .         7,220            6,807
               Deferred income tax. . . .         1,393            1,393
               Prepaid expenses and other
                 expenses . . . . . . . .         3,543            4,499
                                               --------         --------
                    TOTAL CURRENT ASSETS         60,851           44,255
                                               --------         --------

          PROPERTY, PLANT AND EQUIPMENT,         27,586           33,238
          net                                  --------         --------

          OTHER ASSETS
               Goodwill, net  . . . . . .        19,240           18,969
               Debenture issue costs, net         2,394               97
               Notes receivable . . . . .           203              280
               Investments  . . . . . . .         8,640            7,645
                                               --------         --------
                    TOTAL OTHER ASSETS  .        30,477           26,991
                                               --------         --------

                    TOTAL ASSETS  . . . .      $118,914         $104,484
                                               ========         ========



                  The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States dollars in thousands)


                                                      At           At
                                                 February 28, November 30,
                                                     1997         1996
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

          CURRENT LIABILITIES
               Accounts payable and accrued
               liabilities  . . . . . . . . . .   $  9,769      $ 18,449
               Notes payable  . . . . . . . . .     16,565        20,399
               Current portion of long-term debt     1,985         1,595
               Current portion of obligations
                 under capital leases . . . . .        113           113
               Billings in excess of costs and
                 estimated earnings on jobs in
                 progress . . . . . . . . . . .      1,334           419
                                                  --------      --------
                         TOTAL CURRENT
                           LIABILITIES  . . . .     29,766        40,975
                                                  --------      --------

          LONG-TERM LIABILITIES
               Long-term debt (Note A)  . . . .     25,324         6,618
               Obligations under capital leases         76           102
               Deferred income tax liability. .      1,260         1,373
                                                  --------      --------
                                                    26,660         8,093
                                                  --------      --------

                    TOTAL LIABILITIES . . . . .     56,426        49,068
                                                  --------      --------

          MINORITY INTEREST . . . . . . . . . .        369           373
                                                  --------      --------

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY
               Common Shares  . . . . . . . . .     42,942        39,411
               Common Shares subscribed . . . .         34            34
               Contributed surplus  . . . . . .      2,845         2,845
               Retained earnings  . . . . . . .     16,298        12,753
                                                  --------      --------
                                                    62,119        55,043
                                                  --------      --------

               TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY . . . . .   $118,914      $104,484
                                                  ========      ========


                  The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
                     CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         (United States Dollars in thousands)



               Balance, November 30, 1996 . . . . . . . . .   $12,753

               Net income, for the three months ended
               February 28, 1997  . . . . . . . . . . . . .     3,545

               Balance, February 28, 1997 . . . . . . . . .   $16,298
                                                              =======




                  The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                         (United States dollars in thousands)



                                                   Three Months Ended
                                              ----------------------------
                                              February 28,   February 29,
                                                  1997           1996
                                               -----------    -----------
                                               (unaudited)    (unaudited)

          REVENUE . . . . . . . . . . . . .   $    45,236     $   40,014
                                               ----------      ---------
          COSTS AND EXPENSES
            Cost of contracts, sales and
              other operating expenses  . .        40,370         37,959
            Interest expense on long-term
              debt, net exchange  . . . . .           415            128
            Depreciation and amortization .           906            122
                                               ----------      ---------
                                                    1,321            250
          INCOME FROM CONTINUING OPERATIONS
            BEFORE RECOVERY OF (PROVISION
            FOR) INCOME TAX . . . . . . . .         3,545          1,805
          RECOVERY OF (PROVISION FOR)
            INCOME TAX  . . . . . . . . . .             0              0
                                               ----------      ---------
          NET INCOME  . . . . . . . . . . .   $     3,545     $    1,805
                                               ==========      =========
          Earnings per common share:
            Income from continuing
            operations  . . . . . . . . . .   $      0.25     $     0.20
                                               ==========      =========
          Weighted average number of shares
            used in computing income per
            common share  . . . . . . . . .    14,432,926      9,023,843
                                               ==========      =========



                  The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                         (United States dollars in thousands)

                                                     Three Months Ended
                                                  ------------------------
                                                  February 28, February 29,
                                                      1997         1996
                                                  -----------  -----------
                                                  (unaudited)  (unaudited)

          CASH FLOWS FROM OPERATING ACTIVITIES:
            Income from continuing operations . .   $ 3,545      $ 1,805
            Depreciation and amortization . . . .       906          122
            Changes in Working Capital:
              Accounts receivable . . . . . . . .    (8,038)      (1,486)
             Costs and estimated earnings in
               excess of billings on jobs in
               progress . . . . . . . . . . . . .       187         (901)
             Other Assets . . . . . . . . . . . .      (151)        (517)
             Accounts payable . . . . . . . . . .    (8,680)       6,659
             Billings in excess of costs and
               estimated earnings on jobs in
               progress . . . . . . . . . . . . .       915          430
             Other Liabilities  . . . . . . . . .      (117)        (285)
                                                    -------      -------
          Net cash provided by (used in)
            operating activities  . . . . . . . .   (11,433)       5,827
                                                    -------      -------

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures  . . . . . . . .     4,746          (27)
            Increase in goodwill  . . . . . . . .      (271)        (178)
                                                    -------      -------
          Net cash used in investing activities .     4,475         (205)
                                                    -------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from notes receivable  .        (1)      (1,270)
            Net proceeds from long-term debt  . .    12,939          217
            Net proceeds from issuance of
              common stock  . . . . . . . . . . .     3,531          312
                                                    -------      -------
          Net cash provided by (used in)
            financing activities  . . . . . . . .    16,470         (741)
                                                    -------      -------

          NET INCREASE (DECREASE) IN CASH . . . .     9,512        4,881

          CASH AT BEGINNING OF PERIOD . . . . . .       317          898
                                                    -------      -------

          CASH AT END OF PERIOD . . . . . . . . .   $ 9,829      $ 5,779
                                                    =======      =======


                    The accompanying notes to financial statements
                             are an integral part hereof.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter ended February 28, 1997 are not necessarily indicative of results expected for an entire year.

          NOTE A

             The long term debt of the Company increased to $25.3 million for the three month period ending February 28, 1997 compared to $6.6 million for the year ending November 30, 1996. The increase is primarily due to the Company raising funds from the sale of $15 million aggregate principal amount of 9.5% convertible debentures due January 24, 2007, to a group of institutional investors. The Company used the net proceeds from the offering of such securities to fund in part the acquisition of Chempower, which closed on March 7, 1997.

             The Company also raised funds from the sale of $1 million aggregate principal amount of 10% convertible debenture due February 14, 1998. The proceeds of the offering were used for general corporate purposes.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1996.


          OVERVIEW

               The Company provides industrial support services to the petroleum and petrochemical refining, power generation and forest products industries in the United States and Canada. Within this general line of business, the Company provides industrial maintenance, environmental remediation and specialty fabrication services. The Company's industrial maintenance services include the repair, maintenance and modification of boilers, pressure vessels and tubing used in industrial facilities as well as the provision of project management and engineering services. The Company's environmental services include hazardous material remediation and abatement, emergency hazardous spill containment and cleanup and hazardous material packaging and transportation. The Company's specialty fabrication services typically involve the construction of custom steel and metal alloy products used in refineries, pulp mills and offshore oil drilling platforms.

               The Company entered its current lines of business in November 1992 when it acquired Eco Environmental, Inc., and it has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired eight businesses between fiscal 1993 and fiscal 1996, and its revenues grew from $7.6 million in fiscal 1993 to $119.5 million in fiscal 1996 primarily as a result of such acquisitions. The Company accelerated its acquisition program in fiscal 1996 by adding the following operating subsidiaries: Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"), Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"), Environmental Evolutions, Inc., a Texas corporation ("Environmental Evolutions"), United Eco Systems, Inc., a Delaware corporation ("United Eco"), and MM Industra, Ltd., a Nova Scotia, Canada corporation ("MM Industra"). In March 1997, the Company completed its $50.0 million acquisition of Chempower, Inc. ("Chempower").

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

          SEASONALITY AND QUARTERLY FLUCTUATIONS

               The Company's revenues from its industrial and environmental segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.


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


          RESULTS OF OPERATIONS

               Revenues
               --------

               The Company's revenues increased 13% to $45.2 million for the three months ended February 28, 1997 (the "First Quarter 1997") compared to $40.0 million for the three months ended February 29, 1996 (the "First Quarter 1996"). During the First Quarter 1996, the Company recognized a significant portion of the revenues generated from a single project which concluded in fiscal 1996. Management believes that the timing of this revenue recognition has masked the full impact of acquiring four additional operating subsidiaries after the First Quarter 1996. Management anticipates that the addition of Chempower's operations to the Company's results of operations for the six months ended May 31, 1997 will further increase revenues during such period compared to the corresponding period in fiscal 1996.

               Operating Expenses
               ------------------

               The Company's operating costs increased approximately 6.4% to $40.4 million in the First Quarter 1997 compared to $38.0 million for the First Quarter 1996 primarily as a result of adding five new subsidiaries during fiscal 1996. Expressed as a percentage of total revenues, operating costs decreased to 89.2% in the First Quarter 1997 compared to 94.9% in the First Quarter 1996. Management attributes this decrease to the Company's continued efforts to control operating expenses. The Company instituted a program in fiscal 1994 which required managers to track such cost control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to control operating costs, but there can be no assurance that the Company's cost control policies will be as effective in the future. The Company's interest expense increased to $415,000 in the First Quarter 1997 compared to $128,000 in the First Quarter 1996 due primarily to the acquisition of operating subsidiaries with existing debt. The Company's depreciation and amortization increased to $906,000 in the First Quarter 1997 from $122,000 in the First Quarter 1996 primarily due to the Company's expanded operations as a result of its acquisition program.

               Net Income
               ----------

               Net income from continuing operations increased to $3.5 million, or $0.25 per share, in the First Quarter 1997 from $1.8 million, or $0.20 per share, in the First Quarter 1996.


          LIQUIDITY AND CAPITAL RESOURCES

               The Company's existing capital resources consist of cash, cash provided by its operating subsidiaries and funds available under its lines of credit. Typically the Company maintains cash levels of between $1.0 million and $2.0 million for general corporate needs, but the Company's available cash increased to $9.8 million at February 28, 1997 from $317,000 at November 30, 1996 primarily due to the Company raising funds from the sale of $15.0 million aggregate principal amount of 9.5% convertible debentures due January 24, 2007 (the "Debentures") and 1,125 warrants to purchase Common Shares to a group of institutional investors. The Company used the net proceeds from the offering of such securities to fund, in part, the acquisition of Chempower, which closed on March 7, 1997. At February 28, 1997, the Company and its operating subsidiaries had an aggregate of $17.2 million in lines of credit, $2.5 million of which remained available to the Company and $3.0 million remained available to certain of its subsidiaries.

               The Company incurred additional debt in fiscal 1997 in connection with the acquisition of Chempower. The Company issued the Debentures and guaranteed two Chempower promissory notes in the aggregate principal amount of $15.9 million, which notes mature in 1998. The Company pledged all of its shares of Chempower capital stock to secure its guaranty of each promissory note. Chempower issued the promissory notes to two principal shareholders of Chempower as partial payment for such shareholders' equity interest in Chempower. In addition, Chempower borrowed $6.0 million under an unsecured Chempower line of credit. Chempower borrowed $6 million under an unsecured line of credit in the amount of $15 million and has an additional $9 million remaining available.

               The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the funding of potential acquisitions. The Company provides services and its capital expenditure requirements are low relative to the revenues that it generates. The Company used $4.7 million for capital expenditures, or 10.5% of total revenues, during the First Quarter 1997 compared to a negative $300,000 during the First Quarter 1996. Management believes that the Company's cash and funds available under its credit facilities, together with cash generated from its operations, are sufficient to meet its anticipated cash requirements, with the exception of the Company's obligations under the notes guaranteed by the Company in connection with the Chempower acquisition. The Company may fund its capital requirements by increasing its current lines of credit or restructuring such lines of credit to enable all operating subsidiaries to draw upon them. The Company also may seek to raise additional capital by issuing debt or equity securities in private or public offerings. There can be no assurance that the Company will be able to increase or restructure its lines of credit or that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.

               Accounts receivable at February 28, 1997 increased to $29.0 million from $21.0 million at November 30, 1996. Management attributes this increase to the addition of five new operating subsidiaries during fiscal 1996. Property, plant and equipment decreased to $27.6 million at February 28, 1997 from $33.2 million at November 30, 1996 as a result of $5.6 million of equipment being held for resale. Accounts payable and other accrued liabilities decreased to $9.8 million at February 28, 1997 from $18.4 million at November 30, 1996 as a result of management's decision to use the Company's cash to improve the aging of the Company's accounts payable.

          INFORMATION REGARDING FORWARD LOOKING STATEMENTS.

               The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of capital to fund the Company's expansion program, the ability of the Company to manage its expansion effectively, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and severe weather conditions that could delay projects. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                       PART II

                                  OTHER INFORMATION


          ITEM 2.   CHANGES IN SECURITIES

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

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27   Financial Data Schedule

          (b)  Form 8-K
               None

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMERICAN ECO CORPORATION
                                                        (Registrant)


          Dated:  June 20, 1997                     /s/ Michael E. McGinnis
                                                    -----------------------
                                                    Michael E. McGinnis
                                                    Chief Executive Officer


          Dated:  June 20, 1997                     /s/ David L. Norris
                                                    -----------------------
                                                    Davis L. Norris
                                                    Chief Financial Officer

                                EXHIBIT INDEX



              Exhibit         Description
              -------         -----------

                27            Financial Data Schedule