Form 10-Q
period 1997-05-31
AMERICAN ECO CORP
filed 1997-07-18
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1997
                                        -------------

                                          OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

          Commission File Number: 001-10621
                                 ----------

                               AMERICAN ECO CORPORATION
                               ------------------------
                (Exact name of registrant as specified in its charter)

                  ONTARIO, CANADA                           52-1742490
                  ---------------                           ----------
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification No.)


                   11011 JONES ROAD, HOUSTON, TEXAS          77070
              --------------------------------------------------------
               (Address or principal executive offices)     (Zip Code)

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

          As of June 30, 1997, there were 15,966,336 shares of Common Shares, no par value, outstanding.

                               AMERICAN ECO CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

          PART I.   FINANCIAL INFORMATION                          Page No.
                                                                   --------

             Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                            May 31, 1997 and November 30, 1996  . . .   3

                         Consolidated Statements of Income:
                            Three Months and Six Months Ended
                            May 31, 1997 and May 31, 1996 . . . . . .   5

                         Consolidated Statements of Changes in
                         Financial Position:
                            Six Months Ended May 31, 1997
                            and May 31, 1996  . . . . . . . . . . . .   6

                         Notes to Consolidated Financial Statements .   7

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations . . . . . . . . . . . . . . . . . .   8


          PART II.  OTHER INFORMATION

             Item 1.   Legal Proceedings  . . . . . . . . . . . . .    12

             Item 2.   Changes in Securities  . . . . . . . . . . .    12

             Item 4.   Submission of Matters to a Vote of
                       Security Holders . . . . . . . . . . . . . .    13

             Item 6.   Exhibits and Reports on Form 8-K . . . . . .    13

             Signatures . . . . . . . . . . . . . . . . . . . . . .    15

                                        PART I

                                FINANCIAL INFORMATION


          ITEM 1. FINANCIAL STATEMENTS


                               AMERICAN ECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         (United States dollars in thousands)


                                                At May 31, At November 30,
                                                   1997          1996
                                                ---------- ---------------
                                               (Unaudited)    (Audited)
                         ASSETS
                         ------

          CURRENT ASSETS
             Cash . . . . . . . . . . . . . .  $  5,687         $    317
             Certificate of deposit,
                  restricted  . . . . . . . .       -0-              180
             Accounts receivable  . . . . . .    35,649           20,918
             Current portion of notes
                  receivable  . . . . . . . .     9,673            6,695
             Costs and estimated earnings in
                  excess of billings on jobs
                  in progress   . . . . . . .     9,997            3,446
             Inventory  . . . . . . . . . . .    10,459            6,807
             Deferred income tax  . . . . . .     3,147            1,393
             Prepaid expenses and other           9,191            4,499
                  expenses  . . . . . . . . .  --------         --------
                         TOTAL CURRENT ASSETS    83,083           44,255
                                               --------         --------

          PROPERTY, PLANT AND EQUIPMENT, net     50,331           33,238
                                               --------         --------


          OTHER ASSETS
             Goodwill, net  . . . . . . . . .    29,110           18,969
             Debenture issue costs, net . . .     3,647               97
             Notes receivable . . . . . . . .       280              280
             Investments  . . . . . . . . . .    12,888            7,645
                                               --------         --------
                         TOTAL OTHER ASSETS .    45,925           26,991
                                               --------         --------

                         TOTAL ASSETS . . . .  $180,059         $104,484
                                               ========         ========


                The accompanying notes to the financial statements are
                               an integral part thereof.

                               AMERICAN ECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         (United States dollars in thousands)


                                                At May 31, At November 30,
                                                   1997          1996
                                                ---------- ---------------
                                               (Unaudited)    (Audited)

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

          CURRENT LIABILITIES
             Accounts payable and accrued
               liabilities  . . . . . . . . .  $ 21,622         $ 18,449
             Notes payable (Note A) . . . . .    50,005           20,399
             Current portion of long-term debt    1,805            1,595
             Current portion of
               obligations under capital
               leases . . . . . . . . . . . .       122              113
             Billings in excess of costs
               and estimated earnings on          2,554              419
               jobs in progress . . . . . . .  --------         --------
               TOTAL CURRENT LIABILITIES  . .    76,108           40,975
                                               --------         --------

          LONG-TERM LIABILITIES
             Long-term debt, net of current
               portion  . . . . . . . . . . .    11,181            6,618
             Obligations under capital leases       104              102
             Deferred income tax liability  .     5,010            1,373
             Debentures payable (Note B)  . .    12,871               --
                                               --------         --------
                                                 29,166            8,093
                                               --------         --------

               TOTAL LIABILITIES  . . . . . .   105,274           49,068
                                               --------         --------

          MINORITY INTEREST . . . . . . . . .       370              373
                                               --------         --------


          SHAREHOLDERS' EQUITY
             Common Shares  . . . . . . . . .    50,779           39,411
             Common Shares subscribed . . . .        34               34
             Unrealized gain on marketable
               securities . . . . . . . . . .        22               --
             Additional paid-in capital . . .     2,845            2,845
             Retained earnings  . . . . . . .    20,735           12,753
                                               --------         --------
                                                 74,415           55,043
                                               --------         --------

               TOTAL LIABILITIES AND           $180,059         $104,484
                  SHAREHOLDERS' EQUITY  . . .  ========         ========



                The accompanying notes to the financial statements are
                              an integral part thereof.

                               AMERICAN ECO CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
              (United States dollars in thousands except per share data)



                                               Three Months Ended May 31,
                                               ---------------------------
                                                   1997           1996
                                               -----------    ------------
                                               (unaudited)    (unaudited)


                                              $    56,362     $   25,069
          REVENUE . . . . . . . . . . . . .   -----------     ----------

          COSTS AND EXPENSES
          Cost of contracts, sales and other
              operating expenses  . . . . .        49,520         22,275
          Interest expense on long-term
              debt, net exchange  . . . . .         1,448            164
          Depreciation and amortization . .           956            563
                                              -----------     ----------

                                                   51,924         23,002
          INCOME BEFORE RECOVERY OF
             (PROVISION FOR) INCOME TAXES .         4,438          2,067
          RECOVERY OF (PROVISION FOR)                   0              0
             INCOME TAXES . . . . . . . . .   -----------     ----------
          NET INCOME  . . . . . . . . . . .   $     4,438     $    2,067
                                              ===========     ==========
          Earnings per common share:  . . .   $      0.30     $     0.21
                                              ===========     ==========
          Earnings per common share
            Fully diluted:  . . . . . . . .   $      0.29     $     0.20
                                              ===========     ==========
          Weighted average number of shares
             used in computing income per      14,432,926      9,559,690
             common share . . . . . . . . .    ==========      =========




                                                Six Months Ended May 31,
                                               --------------------------
                                                   1997           1996
                                               -----------    -----------
                                               (unaudited)    (unaudited)


                                              $   101,599     $   65,083
          REVENUE . . . . . . . . . . . . .   -----------     ----------

          COSTS AND EXPENSES
          Cost of contracts, sales and other
              operating expenses  . . . . .        89,891         60,234
          Interest expense on long-term
              debt, net exchange  . . . . .         1,864            292
          Depreciation and amortization . .         1,862            685
                                              -----------     ----------
                                                   93,617         61,211
          INCOME BEFORE RECOVERY OF
              (PROVISION FOR) INCOME TAXES          7,982          3,872
          RECOVERY OF (PROVISION FOR)                   0              0
              INCOME TAXES  . . . . . . . .   -----------     ----------
          NET INCOME  . . . . . . . . . . .   $     7,982     $    3,872
                                              ===========     ==========
          Earnings per common share:  . . .   $      0.55     $     0.41
                                              ===========     ==========
          Earnings per common share
            Fully dilutes:  . . . . . . . .   $      0.53     $     0.37
                                              ===========     ==========
          Weighted average number of shares
              used in computing income per     14,624,864      9,559,690
              common share  . . . . . . . .   ===========     ==========


                The accompanying notes to the financial statements are
                              an integral part thereof.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                         (United States dollars in thousands)

                                                      Six Months Ended
                                                    ---------------------
                                                      1997        1996
                                                  -----------  -----------
                                                  (unaudited)  (unaudited)

          CASH FLOWS FROM OPERATIONS
            Net income  . . . . . . . . . . . . . $   7,982   $   3,872
            Depreciation and amortization   . . .     1,863         685

            Changes in Working Capital:
            Accounts receivable   . . . . . . . .    (4,630)    (11,617)
            Costs in excess of billings   . . . .    (4,402)      1,584
            Other assets  . . . . . . . . . . . .    (3,426)     (1,614)
            Accounts payable  . . . . . . . . . .    (9,583)      2,324
            Billings in excess of costs   . . . .     1,003         181
            Other liabilities   . . . . . . . . .      (566)       (111)
                                                   --------    --------
            Net cash from operations  . . . . . .   (11,759)     (4,696)
                                                   --------    --------

          CASH FLOWS FROM INVESTING
            Capital expenditures  . . . . . . . .       683        (500)
            Acquisition of businesses, net of
               working capital acquired . . . . .    (5,210)         --
            Increase in goodwill  . . . . . . . .    (1,540)       (729)
                                                   --------    --------
            Net cash used in investing activities    (6,067)     (1,229)
                                                   --------    --------

          CASH FLOWS FROM FINANCING
            Net proceeds from notes receivable  .    (2,978)       (760)
            Net proceeds from long term debt  . .    21,118       2,968
            Net proceeds from issuance of stock       5,056       6,815
                                                   --------    --------
            Net cash provided by (used in)           23,196       9,023
               financing activities . . . . . . .  --------    --------

          NET INCREASE IN CASH  . . . . . . . . .     5,370       3,098

          CASH AT BEGINNING OF THE YEAR . . . . .       317         898
                                                   --------    --------

          CASH AT THE END OF THE PERIOD . . . . .  $  5,687    $  3,996
                                                   ========    ========

                  The accompanying notes to financial statements are
                               an integral part hereof.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter and six months ended May 31, 1997 are not necessarily indicative of results expected for an entire year.

          NOTE A

               Notes payable of the Company increased to $50 million for the six month period ended May 31, 1997 compared to $20.3 million for the year ended November 30, 1996. The increase is primarily due to the debt associated with the Company's acquisition of Chempower Inc. ("Chempower") that closed as of March 4, 1997. A newly formed wholly-owned subsidiary of the Company merged with and into Chempower and Chempower became a wholly-owned subsidiary of the Company. As a result of the merger, all of the shareholders of Chempower, other than two principal shareholders, received cash for each of their Chempower shares. The two principal shareholders received a portion of the merger consideration in cash and the balance was represented by a $15.9 million promissory note due on February 28, 1998. In addition, the Company acquired property from the two principal shareholders in the amount of $4 million due on February 28, 1998, which property had been leased by Chempower. Chempower also borrowed $6 million against its $15 million credit line, which was guaranteed by the Company, to complete the cash consideration for the acquisition.

          NOTE B

               On January 24, 1997, the Company sold $15 million aggregate principal amount of 9.5% Cumulative Convertible Debentures due January 24, 2007 (the "Debentures"), together with 1,125,000 stock purchase warrants (the "Warrants") to a group of institutional investors. The Company used the net proceeds from the offering of such securities to fund in part the acquisition of Chempower. The total proceeds from the issuance of the Debentures have been allocated between the Warrants issued to the holders, the conversion feature of the Debentures, and the debt feature of the Debentures for financial reporting purposes. As a result of this allocation, the Debentures are being carried at less than their face value with a difference being charged to interest expense over the term of the Debentures. The total charge associated with this Debenture offering was $6.3 million that is being amortized over their ten year life. For the six months ended May 31, 1997, the Company had an interest expense of $223,000 as a result of this financial reporting practice.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The results of operations for the three months and the six months ended May 31, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1996.


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

               The Company entered its current lines of business in November 1992 when it acquired Eco Environmental, Inc., and it has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired eight businesses between fiscal 1993 and fiscal 1996, and its revenues grew from $7.6 million in fiscal 1993 to $119.5 million in fiscal 1996 and to $101.6 million for the first six months of fiscal 1997 primarily as a result of such acquisitions. The Company accelerated its acquisition program in fiscal 1996 by adding the following five operating subsidiaries: Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"), Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"), Environmental Evolutions, Inc., a Texas corporation ("Environmental Evolutions"), United Eco Systems, Inc., a Delaware corporation ("United Eco"), and MM Industra, Ltd., a Nova Scotia, Canada corporation ("MM Industra"). In March 1997, the Company completed its $50.0 million acquisition of Chempower.

               The Company intends to continue to expand its business through the acquisition of companies in the industrial maintenance, environmental remediation and specialty fabrication businesses. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions or that any business acquired will be integrated successfully or prove profitable or be sold.

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


          RESULTS OF OPERATIONS

               Revenues
               --------

               The Company's revenues totaled $56.4 million and $101.6 million for the three and six months ended May 31, 1997 compared to $2.5 million and $65.1 million for the three and six months ended May 31, 1996. This significant increase for the first six months of fiscal 1997 compared to the first six months of fiscal 1996 on both a percent and a dollar basis is due to the acquisition of five operating subsidiaries subsequent to the second quarter of fiscal 1996 in addition to the acquisition of Chempower as of March 4, 1997. The second quarter of fiscal 1997 reflects for the first time the revenues generated from Chempower's operations. The Company has recorded $525,000 of a $2.4 million arbitration award that was given to its wholly-owned subsidiary SRS as of May 31, 1997. The Company plans to record the remaining $1.8 million prior to November 30, 1997. For additional information, see Item 1 of Part II of this report and
          Item 3 of the Company's Form 10-K for the fiscal year ended November 30, 1996.

               Operating Expenses
               ------------------

               The Company's operating costs increased to $49.5 million and $89.9 million for the three and six months ended May 31, 1997 versus $22.3 million and $60.2 million for the three and six months ended May 31, 1996. This significant increase is primarily as a result of adding five new subsidiaries subsequent to the second quarter of fiscal 1996. Expressed as a percent of total revenues, operating costs decreased to 88.9% for the first six months of fiscal 1997 compared to 92.5% for the first six months of fiscal 1996. Management attributes this decrease to the Company's continued effort to control operating expenses.
          The Company had instituted a program in fiscal 1994 which requires managers to track such cost control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to control operating expenses, but there can be no assurance that the Company's cost control policies will be effective in the future. The Company's interest expenses increased to $1.5 million and $1.9 million for the three and six months ended May 31, 1997 versus $200,000 and $300,000 for the three and six months ended May 31, 1996. This increase in expenses is due primarily to the acquisition of the operating subsidiaries with existing debt and an addition to the interest associated with the Debenture placement in January 1997 and increase in a bank line used as part of the payment to acquire Chempower. The Company's depreciation and amortization increased to $1 million and $12.9 million for the three and six months ended May 31, 1997 versus $600,000 and $700,000 for the three and six months ended May 31, 1996. This significant increase is due to the Company's expanded operations as a result of its acquisition program.

               Net Income
               ----------

               Net income from continuing operations increased to $7.9 million, or $0.55 per share as of May 31, 1997 compared to $3.9 million or $0.41 per share as of May 31, 1996. Net income for the quarter ended May 31, 1997 was $4.4 million or $0.30 per share compared to $2.1 million and $0.21 per share for the quarter ended May 31, 1996.

               The Company has net loss carry forwards in Canada with which it is able to reduce its tax liabilities. At November 30, 1996, the Company had a total of $3.2 million in net loss carry forwards that expire incrementally between 1999 and 2003. Management believes that the net operating loss carry forwards will be extinguished in the second half of fiscal 1997 at which time the Company will begin to pay taxes.


          LIQUIDITY AND CAPITAL RESOURCES

               The Company's existing capital resources consist of cash, cash provided by its operating subsidiaries and funds available under its lines of credit. Typically the Company maintains cash levels of between $1.0 million and $2.0 million for general corporate needs, but the Company's available cash increased to $5.7 million at May 31, 1997 from $317,000 at November 30, 1996 primarily due to the Company raising funds from the sales to a group of institutional investors of $15.0 million aggregate principal amount of 9.5% Debentures in January 1997 and $3.0 million of Debentures in March 1997, together with stock purchase Warrants. The Company used the net proceeds from the January offering of the Debentures to fund, in part, the acquisition of Chempower, which closed as of March 4, 1997. At May 31, 1997, the Company and its operating subsidiaries had an aggregate of $34.1 million in lines of credit, of which $11.9 million remained available to the Company and its subsidiaries.

               The Company incurred additional debt in the second quarter of fiscal 1997 in connection with the acquisition of Chempower. The Company issued the January Debentures and guaranteed two Chempower promissory notes in the aggregate principal amount of $15.9 million, which notes mature in 1998. The Company pledged all of its shares of Chempower capital stock to secure its guaranty of each promissory note. Chempower issued the promissory notes to two former principal shareholders of Chempower as partial payment for such shareholders' equity interest in Chempower. In addition, Chempower borrowed
          $6.0 million under an unsecured line of credit in the amount of $15 million, which line of credit is guaranteed by the Company.

               The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the funding of potential acquisitions. The Company primarily provides services and its capital expenditure requirements are low relative to the revenues that it generates. The Company used $700.000 for capital expenditures during the first six months of fiscal 1997 compared to a negative $500,000 during the first six months of fiscal 1996. Management believes that the Company's cash and funds available under its credit facilities, together with cash generated from its operations, are sufficient to meet its anticipated cash requirements, with the exception of the Company's obligations under the notes guaranteed by it in connection with the Chempower acquisition. The Company may fund its capital requirements by increasing its current lines of credit or restructuring such lines of credit to enable all operating subsidiaries to draw upon them. The Company is presently engaged in negotiations with banks to open a line of credit which would replace certain lines of credit held by some of its subsidiaries. The Company also may seek to raise additional capital by issuing debt or equity securities in private or public offerings. There can be no assurance that the Company will be able to increase or restructure its lines of credit or that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.

               Accounts receivable at May 31, 1997 increased to $35.6 million from $21.0 million at November 30, 1996. Management attributes this increase to the addition of five new operating subsidiaries during fiscal 1996. Property, plant and equipment increased to $50.3 million at May 31, 1997 from $33.2 million at November 30, 1996 as a result of the acquisition of Chempower which contributed an additional $17.1 million. Accounts payable increased to $21.6 million at May 31, 1997 from $18.4 million at November 30, 1996 as a result of the Company's acquisition of Chempower.


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

                                       PART II

                                  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

               On June 16, 1997, the arbitrators in the arbitration proceeding brought by OHM Remediation Services Corp. ("OHM"), a customer of Separation and Recovery Systems, Inc. ("SRS"), a wholly-owned subsidiary of the Company, awarded SRS $2.4 million in compensatory damages on its counterclaims, and denied SRS's claims for punitive damages, and also denied all claims of OHM. On June 23, 1997, OHM filed a complaint in the United States District Court for the Southern District of Ohio (the "Court") challenging the award asserting that the arbitrators had exceeded their authority. On June 24, 1997, SRS filed a motion in the same Court seeking confirmation of the award. The Court scheduled a hearing on the motions for September 1997.
          Management believes that the award will be confirmed as binding arbitration had been ordered by the Court and agreed to by both parties and the Company is not aware of any basis for vacating the award. For the six months ended May 31, 1997, the Company has recorded $525,000 for the award, and plans to record the remaining $1.8 million prior to November 30, 1997. For additional information, see Item 3 of the Company's Form 10-K for the fiscal year ended November 30, 1996.

          ITEM 2.   CHANGES IN SECURITIES

               (c) Effective January 24, 1997, the Company closed the sale of $15 million aggregate principal amount of 9.5% Cumulative Convertible Debentures due January 24, 2007 (the "Debentures") and 1,125,000 share purchase warrants (the "Warrants") to a group of institutional investors. The Debentures are convertible into shares of Common Shares at the conversion rate of 85% of the average closing price of the Common Shares on the Nasdaq National Market for the five trading days immediately preceding the respective conversion dates, subject to a floor conversion price of $6.30 per share. The floor conversion price was eliminated upon shareholders ratification of the placement at the May 7, 1997 shareholders meeting, see Item 4 below. Each Warrant is exercisable for one Common Share at an exercise price of $9.56 per share (110% of the closing market price for the Common Shares on January 23, 1997) subject to customary anti-dilution provisions, for a period of five years. An aggregate of 300,000 Warrants also were issued to the placement agents for the transaction, which Warrants are exercisable for five years at $8.00 per share. At June 30, 1997, $3,360,000 principal amount of the Debentures had been converted into 585,952 Common Shares.

               Effective March 3, 1997, the Company closed the sale of $3 million aggregate principal amount of 9.5% Cumulative Convertible Debentures due May 2007 and 225,000 Warrants to a group of institutional investors, which included entities which had participated in the January 1997 placement. Each Warrant is exercisable for one Common Share at an exercise price of $9.21 per share (110% of the closing market price for the Common Shares on February 28, 1997), subject to customary anti-dilution provisions, for a period of five years. At June 30, 1997, all these Debentures had been converted into 367,303 Common Shares.

               On June 2, 1997, the Company borrowed an aggregate of $6 million from two institutional investors pursuant to Term Loan Agreements and issued to the borrowers Warrants to purchase 480,000 Common Shares at an exercise price of $7.27 per share, subject to customary anti-dilution provisions for a period of five years. The Term Loan Agreement includes financial covenants of the Company and restrictions on the payment of cash dividends.

               The sales of the Debentures, Notes and Warrants mentioned in this Item 2 were claimed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D promulgated thereunder, and the conversion of the Debentures into Common Shares were claimed to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof. The purchasers have certain rights for the registration under the Securities Act of the Common Shares underlying the Debentures and the Warrants.


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 7, 1997, the Company held its Annual and Special Meeting of Shareholders (the "Meeting").

               The following persons were elected directors at the Meeting:

                         Barry Cracower
                         William A. Dimma
                         Hon. Donald R. Getty
                         Michael E. McGinnis
                         John C. Pennie
                         Francis J. Sorg

               At the Meeting, in addition to the election of directors, the shareholders approved amendments to the Articles of the Company relating to its preference shares, approved amendments to the Company's Stock Option Plan, approved an amendment to outstanding January Debentures, authorized the Company to enter into private placement agreements over the next 12 months and appointed Coopers & Lybrand L.L.P. as auditors for fiscal 1997.

               The voting by shareholders at the Meeting was as follows:

                                      FOR         AGAINST        WITHHELD
                                      ---         -------        --------

               Elect directors      4,523,830         -            4,300
               Amend Articles       3,190,960     1,196,350        2,520
               Amend Option Plan    4,219,877       306,353        1,900
               Amend Debentures     3,398,622       990,208        1,000
               Authorize Placements 3,164,546     1,222,784        2,500
               Appoint Auditors     4,520,979         -            5,751


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1  Articles of Amendment, certified on May 27, 1997.

               4.1 Form of 9.5% Cumulative Convertible Debenture due January 24, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated February 7, 1997).

               4.2 Form of 9.5% Cumulative Convertible Debenture due March 3, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated March 14, 1997).

               4.3 Form of Common Share Purchase Warrant expiring January 24, 2002 (incorporated by reference to Exhibit 3 to the Company's Form 6-K, dated February 7, 1997).

               4.4 Form of Common Share Purchase Warrant expiring March 3, 2002 (incorporated by reference to Exhibit 3 to the Company's Form 6-K, dated March 14, 1997).

               4.5  Form of Common Stock Purchase Warrant expiring May 29,
                    2002.

               10.1 Term Loan Agreement, dated as of May 30, 1997, between the Company and Refco Capital Markets, Ltd., together with Secured Term Note (similar agreement with other lender).

               27   Financial Data Schedule

          (b)  Form 8-K

               None

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMERICAN ECO CORPORATION
                                                        (Registrant)


          Dated:   July 17, 1997                  /s/ Michael E. McGinnis
                                                  --------------------------
                                                  Michael E. McGinnis
                                                  Chief Executive Officer


          Dated:   July 17, 1997                  /s/ Davis L. Norris
                                                  --------------------------
                                                  David L. Norris
                                                  Chief Financial Officer

                                EXHIBIT INDEX

     Exhibit                     Description
     -------                     -----------

       3.1          Articles of Amendment, certified on May 27, 1997.

       4.1 Form of 9.5% Cumulative Convertible Debenture due January 24, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated February 7, 1997).

       4.2 Form of 9.5% Cumulative Convertible Debenture due March 3, 2007 (incorporated by reference to Exhibit 2 to the Company's Form 6-K, dated March 14, 1997).

       4.3 Form of Common Share Purchase Warrant expiring January 24, 2002 (incorporated by reference to Exhibit 3 to the Company's Form 6-K, dated February 7, 1997).

       4.4 Form of Common Share Purchase Warrant expiring March 3, 2002 (incorporated by reference to Exhibit 3 to the Company's Form 6-K, dated March 14, 1997).

       4.5          Form of Common Stock Purchase Warrant expiring May 29,
                    2002.

      10.1 Term Loan Agreement, dated as of May 30, 1997, between the Company and Refco Capital Markets, Ltd., together with Secured Term Note (similar agreement with other lender).

       27            Financial Data Schedule