Form 10-Q/A
period 1997-05-31
AMERICAN ECO CORP
filed 1997-10-07
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-QA

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1997

                                          OR



          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

          Commission File Number: 001-10621

                               AMERICAN ECO CORPORATION
                              --------------------------
                (Exact name of registrant as specified in its charter)

          ONTARIO, CANADA                                   52-1742490
          ---------------                                   ----------
          (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)              Identification No.)


                  11011 JONES ROAD, HOUSTON, TEXAS             77070
                ------------------------------------------------------
          (Address or principal executive offices)           (Zip Code)

                                    (281) 774-7000
                                    -------------
                 (Registrant's telephone number, including area code)

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

               This Form 10-QA, Amendment Number 1, amends and supplements the Form 10-Q (the "Original Form 10-Q") filed by American Eco Corporation on July 17, 1997. The sole purpose of this Amendment Number 1 is to amend Part I: Item 1 and Item 2 of the Original Form 10-Q to include a Note to the Consolidated Financial Statements and to correct a numerical item contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Items 1 and 2 of Part I of the Original Form 10-Q are hereby amended and restated to read in their entirety as follows:


                               AMERICAN ECO CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

          PART I.   FINANCIAL INFORMATION                          Page No.
								  ---------
          Item 1.   Financial Statements

               Consolidated Balance Sheets:
                      May 31, 1997 and November 30, 1996  . . . . .   3

               Consolidated Statements of Income:
                      Three Months and Six Months Ended May 31, 1997
                      and May 31, 1996  . . . . . . . . . . . . . .   5

               Consolidated Statements of Changes in Financial Position:
                           Six Months Ended May 31, 1997
                            and May 31, 1996  . . . . . . . . . . .   6

               Notes to Consolidated Financial Statements . . . . .   7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .   9


          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . . . .    13

          Item 2.   Changes in Securities . . . . . . . . . . . .    13

          Item 4.   Submission of Matters to a Vote of
                         Security Holders . . . . . . . . . . . .    14

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    14

               Signatures . . . . . . . . . . . . . . . . . . . .    16

                                        PART I

                                FINANCIAL INFORMATION


          ITEM 1. FINANCIAL STATEMENTS


                               AMERICAN ECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         (UNITED STATES DOLLARS IN THOUSANDS)



                                                                At
                                                             November
                                                 At May 31,     30,
                                                    1997       1996
						-----------  ----------
                                                (Unaudited)  (Audited)
          ASSETS
	----------

          CURRENT ASSETS
            Cash  . . . . . . . . . . . . . . .   $5,687        $317
            Certificate of deposit, restricted
                                                     -0-         180
            Accounts receivable . . . . . . . .   35,649      20,918
            Current portion of notes receivable
                                                   9,673       6,695
            Costs and estimated earnings in
              excess of billings on jobs in
              progress  . . . . . . . . . . . .    9,997       3,446
            Inventory . . . . . . . . . . . . .   10,459       6,807
            Deferred income tax . . . . . . . .    3,147       1,393
            Prepaid expenses and other expenses
                                                   9,191       4,499
                                                --------    --------
             TOTAL CURRENT ASSETS . . . . . . .   83,083      44,255
                                                --------    --------

          PROPERTY, PLANT AND EQUIPMENT, net      50,331      33,238
                                                --------    --------


          OTHER ASSETS
            Goodwill, net . . . . . . . . . . .   29,110      18,969
            Debenture issue costs, net  . . . .    3,647          97
            Notes receivable  . . . . . . . . .      280         280
            Investments . . . . . . . . . . . .   12,888       7,645
                                                --------    --------
             TOTAL OTHER ASSETS . . . . . . . .   45,925      26,991
                                                --------    --------

             TOTAL ASSETS . . . . . . . . . . . $180,059    $104,484
                                              ==========  ==========

                 The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         (UNITED STATES DOLLARS IN THOUSANDS)


                                                                      At
                                                                   November
                                                       At May 31,    30,
                                                          1997       1996
                                                        --------   --------
                                                      (Unaudited) (Audited)

              LIABILITIES AND SHAREHOLDERS' EQUITY
             --------------------------------------
          CURRENT LIABILITIES
            Accounts payable and accrued liabilities   $21,622   $018,449
            Notes payable (Note A)  . . . . . . . . .   50,005     20,399
            Current portion of long-term debt . . . .    1,805      1,595
            Current portion of obligations under
            capital leases  . . . . . . . . . . . . .      122        113
            Billings in excess of costs and estimated
            earnings on jobs in                          2,554        419
             progress . . . . . . . . . . . . . . . . --------   --------
             TOTAL CURRENT LIABILITIES  . . . . . . .   76,108     40,975
                                                      --------   --------

          LONG-TERM LIABILITIES
            Long-term debt, net of current portion  .   11,181      6,618

            Obligations under capital leases  . . . .      104        102
            Deferred income tax liability . . . . . .    5,010      1,373
            Debentures payable (Note B) . . . . . . .   12,871         --
                                                      --------   --------
                                                        29,166      8,093
                                                      --------   --------

             TOTAL LIABILITIES  . . . . . . . . . . .  105,274     49,068
                                                      --------   --------

          MINORITY INTEREST . . . . . . . . . . . . .      370        373
                                                      --------   --------


          SHAREHOLDERS' EQUITY
            Common Shares . . . . . . . . . . . . . .   50,779     39,411
            Common Shares subscribed  . . . . . . . .       34         34
            Unrealized gain on marketable securities        22         --
            Additional paid-in capital  . . . . . . .    2,845      2,845
            Retained earnings . . . . . . . . . . . .   20,735     12,753
                                                      --------   --------
                                                        74,415     55,043
                                                      --------   --------
               TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY  . . . . . . . . . . . . . . . $180,059   $104,484
                                                    ========== ==========

                 The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
              (UNITED STATES DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                 Three Months Ended        Six Months Ended
                                       May 31,                  May 31,
                                   -------------------     ------------------

                                   1997        1996        1997        1996
                               (unaudited)  (unaudited) (unaudited) (unaudited)
                                 --------    --------    --------    --------

     REVENUE . . . . . . . .     $56,362     $25,069    $101,599     $65,083
                                --------    --------    --------    --------

     COSTS AND EXPENSES
     Cost of contracts, sales
      and other operating
      expenses . . . . . . .      49,520      22,275      89,891      60,234
     Interest expense on
      long-term debt, net
      exchange . . . . . . .       1,448         164       1,864         292
     Depreciation and
      amortization . . . . .         956         563       1,862         685
                                --------    --------    --------    --------
                                  51,924      23,002      93,617      61,211
     INCOME BEFORE RECOVERY
      OF (PROVISION FOR)
      INCOME TAXES . . . . .       4,438       2,067       7,982       3,872
     RECOVERY OF (PROVISION
       FOR) INCOME TAXES . .           0           0           0           0
                                --------    --------    --------    --------

     NET INCOME  . . . . . .     $ 4,438     $ 2,067      $7,982      $3,872
                              ==========  ==========  ==========  ==========
     Earnings per common
      share: . . . . . . . .      $ 0.30      $ 0.21       $0.55       $0.41
                              ==========  ==========  ==========  ==========
     Earnings per common
      share
      Fully diluted: . . . .      $ 0.29      $ 0.20       $0.53       $0.37
                              ==========  ==========  ==========  ==========
     Weighted average number
      of shares used in
      computing income per
      common share . . . . .  14,432,926   9,559,690  14,624,864   9,559,690
                              ==========  ==========  ==========  ==========

                 The accompanying notes to the financial statements
                            are an integral part thereof.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                         (UNITED STATES DOLLARS IN THOUSANDS)

                                                       Six Months Ended
                                                       ------------------

                                                       1997        1996
                                                     --------    --------
                                                    (unaudited)(unaudited)
          CASH FLOWS FROM OPERATIONS
             Net income . . . . . . . . . . . . . .   $7,982     $3,872
             Depreciation and amortization  . . . .    1,863        685

             Changes in Working Capital:
             Accounts receivable  . . . . . . . . .   (4,630)   (11,617)
              Costs in excess of billings . . . . .   (4,402)     1,584
             Other assets . . . . . . . . . . . . .   (3,426)    (1,614)
             Accounts payable . . . . . . . . . . .   (9,583)     2,324
             Billings in excess of costs  . . . . .    1,003        181
             Other liabilities  . . . . . . . . . .     (566)      (111)
                                                    --------   --------
             Net cash from operations . . . . . . .  (11,759)    (4,696)
                                                    --------   --------

          CASH FLOWS FROM INVESTING
             Capital expenditures . . . . . . . . .      683       (500)
             Acquisition of businesses, net of
             working capital acquired . . . . . . .   (5,210)        --
             Increase in goodwill . . . . . . . . .   (1,540)      (729)
                                                    --------   --------
             Net cash used in investing activities
                                                      (6,067)    (1,229)
                                                    --------   --------

          CASH FLOWS FROM FINANCING
             Net proceeds from notes receivable . .   (2,978)      (760)
             Net proceeds from long term debt . . .   21,118      2,968
             Net proceeds from issuance of stock  .    5,056      6,815
                                                    --------   --------
             Net cash provided by (used in)
             financing activities . . . . . . . . .   23,196      9,023
                                                    --------   --------

          NET INCREASE IN CASH  . . . . . . . . . .    5,370      3,098

          CASH AT BEGINNING OF THE YEAR . . . . . .      317        898
                                                    --------   --------

          CASH AT THE END OF THE PERIOD . . . . . .   $5,687     $3,996
                                                  ========== ==========




                   The accompanying notes to financial statements
                             are an integral part hereof.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q and Article 10 of Regulation SX promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter and six months ended May 31, 1997 are not necessarily indicative of results expected for an entire year.

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

          NOTE C

               The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian Basis") which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting practices generally accepted in the United States ("U.S. Basis").

               Under Canadian Basis, the total amount allocated to the conversion feature of the Debentures and to the Warrants of $6.3 million is being charged to interest expense over ten years. Had the U.S. Basis been followed, the $6.3 million would have been charged to interest expense immediately as the conversion feature of the Debentures were "in the money" and the Debentures are immediately convertible.

               On August 9, 1996, the Company acquired an 18% interest in EIF Holdings, Inc. ("EIF"). On November 7, 1996, the Company acquired an additional 20% of EIF. As a result of this increased investment in EIF, the Company changed its method of accounting for its investment in EIF from the cost basis to the equity basis. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, however, this change is accounted for retroactively to when the Company first invested in EIF. Had the U.S. Basis been followed, the Company would have recorded its proportionate share of EIF's losses from August 9, 1996 through November 7, 1996 resulting in an additional charge of approximately $250,000.

               Under Canadian Basis, income tax losses available to be carried forward are recognized only when there is virtual certainty that they will be realized. Under U.S. Basis, income tax losses available to be carried forward are recognized when it is more likely than not that they will be realized. For the six months ended May 31, 1997, there were no significant differences between these two methods.

               Under Canadian Basis, joint ventures are accounted for using the proportionate consolidation method, under U.S. Basis, the Company's joint venture would have been accounted for using the equity method. Had the U.S. basis been followed, the net assets and net income of the Company for the six months ended May 31, 1997 would remain unchanged.

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

               Operating Expenses
               ------------------
               The Company's operating costs increased to $49.5 million and $89.9 million for the three and six months ended May 31, 1997 versus $22.3 million and $60.2 million for the three and six months ended May 31, 1996. This significant increase is primarily as a result of adding five new subsidiaries subsequent to the second quarter of fiscal 1996. Expressed as a percent of total revenues, operating costs decreased to 88.9% for the first six months of fiscal 1997 compared to 92.5% for the first six months of fiscal 1996. Management attributes this decrease to the Company's continued effort to control operating expenses.
          The Company had instituted a program in fiscal 1994 which requires managers to track such cost control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to control operating expenses, but there can be no assurance that the Company's cost control policies will be effective in the future. The Company's interest expenses increased to $1.5 million and $1.9 million for the three and six months ended May 31, 1997 versus $200,000 and $300,000 for the three and six months ended May 31, 1996. This increase in expenses is due primarily to the acquisition of the operating subsidiaries with existing debt and an addition to the interest associated with the Debenture placement in January 1997 and increase in a bank line used as part of the payment to acquire Chempower. The Company's depreciation and amortization increased to $1 million and $1.9 million for the three and six months ended May 31, 1997 versus $600,000 and $700,000 for the three and six months ended May 31, 1996. This significant increase is due to the Company's expanded operations as a result of its acquisition program.

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


          INFORMATION REGARDING FORWARD LOOKING STATEMENTS

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


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

               The voting by shareholders at the Meeting was as follows:

                                   FOR            AGAINST        WITHHELD
				------------     ----------      ---------
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


                                        AMERICAN ECO CORPORATION
                                         (Registrant)


          Dated: September 26, 1997     /s/ Michael E. McGinnis
                                        ---------------------------
                                        Michael E. McGinnis
                                        Chief Executive Officer


          Dated: September 26 , 1997    /s/ David L. Norris
                                        ----------------------------
                                        David L. Norris
                                        Chief Financial Officer