Form 10-Q
period 1997-08-31
AMERICAN ECO CORP
filed 1997-10-20
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1997
                                    ---------------

                                          OR



     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

     Commission File Number: 001-10621
                             ---------

                               AMERICAN ECO CORPORATION
                            -----------------------------
                (Exact name of registrant as specified in its charter)

          ONTARIO, CANADA                                   52-1742490
     ----------------------------------      -----------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)


               154 UNIVERSITY AVENUE, TORONTO, ONTARIO         M5H 3Y9
       -----------------------------------------------------------------------
          (Address or principal executive offices)           (Zip Code)


                                    (416) 340-2727
       -----------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


                  11011 JONES ROAD, HOUSTON, TEXAS          77070
     -----------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

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

     As of October 14, 1997, there were 19,418,169 shares of Common Shares, no par value, outstanding.

                               AMERICAN ECO CORPORATION

                        Index to Quarterly Report on Form 10-Q

          PART I.   FINANCIAL INFORMATION                          Page No.
                                                                   --------

                    Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           August 31, 1997 and November 30, 1996  . .   3

                         Consolidated Statements of Income:
                           Three Months and Nine Months Ended
                           August 31, 1997 and August 31, 1996  . . .   5

                         Consolidated Statements of Changes
                           in Financial Position:
                           Nine Months Ended August 31, 1997
                           and August 31, 1996  . . . . . . . . . . .   6

                         Notes to Consolidated Financial
                           Statements . . . . . . . . . . . . . . . .   7

                    Item 2.   Management's Discussion and Analysis
                              of Financial Condition and Results
                              of Operations . . . . . . . . . . . . .   9


          PART II.  OTHER INFORMATION

               Item 1.   Legal Proceedings  . . . . . . . . . . . .    12

               Item 6.   Exhibits and Reports on Form 8-K . . . . .    12

               Signatures . . . . . . . . . . . . . . . . . . . . .    13

                                        PART I

                                FINANCIAL INFORMATION


          ITEM 1. FINANCIAL STATEMENTS


                               AMERICAN ECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         (United States dollars in thousands)



                                             At August 31,   At November 30,
                                                  1997            1996
                                             -------------   ---------------
                                              (Unaudited)       (Audited)

                        ASSETS
                        ------


          CURRENT ASSETS
               Cash . . . . . . . . . . . .    $  5,330         $    317
               Certificate of deposit,
                 restricted . . . . . . . .          --              180
               Accounts receivable  . . . .      43,372           20,918
               Current portion of notes
                 receivable (NOTE A)  . . .      13,824            6,695
               Costs and estimated earnings
                 in excess of billings on
                 jobs in progress   . . . .      12,075            3,446
               Inventory (NOTE B) . . . . .      16,642            6,807
               Deferred income tax  . . . .       3,363            1,393
               Prepaid expenses and other .       6,100            4,499
                                               --------         --------
                    TOTAL CURRENT ASSETS  .     100,706           44,255
                                               --------         --------


          PROPERTY, PLANT AND EQUIPMENT, net     42,225           33,238
                                               --------         --------

          OTHER ASSETS
               Goodwill, net (NOTE C) . . .      44,793           18,969
               Debenture issue costs, net .         967               97
               Notes receivable . . . . . .         196              280
               Investments  . . . . . . . .       8,824            7,645
                                               --------         --------
                    TOTAL OTHER ASSETS  . .      54,780           26,991
                                               --------         --------

                    TOTAL ASSETS  . . . . .    $197,711         $104,484
                                               ========         ========



                The accompanying notes to the financial statements are
                              an integral part thereof.

                               AMERICAN ECO CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         (United States dollars in thousands)



                                             At August 31,   At November 30,
                                                  1997            1996
                                             -------------   ---------------
                                              (Unaudited)       (Audited)

                    LIABILITIES AND
                 SHAREHOLDERS' EQUITY
                 --------------------

          CURRENT LIABILITIES
               Accounts payable and accrued
                 liabilities  . . . . . . .    $ 30,433           18,449
               Notes payable  . . . . . . .      13,980           20,399
               Current portion of
                 long-term debt . . . . . .          --            1,595
               Current portion of
                 obligations under
                 capital leases . . . . . .          --              113
               Billings in excess of costs
                 and estimated earnings on          563              419
                 jobs in progress . . . . .    --------         --------

                    TOTAL CURRENT                44,976           40,975
                      LIABILITIES . . . . .    --------         --------


          LONG-TERM LIABILITIES
               Long-term debt, net of
                 current portion (NOTE D) .      54,783            6,618
               Obligations under capital
                 leases . . . . . . . . . .          --              102
               Deferred income tax liability      6,200            1,373
               Debentures payable (NOTE E)        8,304               --
                                               --------         --------
                                                 69,287            8,093
                                               --------         --------

                    TOTAL LIABILITIES . . .     114,263           49,068
                                               --------         --------

          MINORITY INTEREST . . . . . . . .         367              373
                                               --------         --------


          SHAREHOLDERS' EQUITY
               Common Shares  . . . . . . .      54,933           39,411
               Common Shares subscribed . .          34               34
               Unrealized gain on marketable
                 securities . . . . . . . .          --               --
               Additional paid-in capital .       2,845            2,845
               Retained earnings  . . . . .      25,269           12,753
                                               --------         --------
                                                 83,081           55,043
                                               --------         --------


                    TOTAL LIABILITIES AND      $197,711         $104,484
                      SHAREHOLDERS' EQUITY     ========         ========



                The accompanying notes to the financial statements are
                              an integral part thereof.

                               AMERICAN ECO CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
              (United States dollars in thousands except per share data)




                              Three Months                  Nine Months
                            Ended August 31,              Ended August 31,
                       -------------------------     -------------------------
                          1997           1996           1997           1996
                       ----------     ----------     ----------     ----------
                      (unaudited)    (unaudited)    (unaudited)    (unaudited)

                       $   48,176     $   25,390     $  149,775     $   90,473
     REVENUE . . .     ----------     ----------     ----------     ----------

     COSTS AND
       EXPENSES
     Cost of
       contracts,
       sales and
       other
       operating
       expenses  .         41,035         22,594        130,939         82,828
     Interest
       expense on
       long-term
       debt, net
       exchange  .          1,162            160          3,026            452
     Depreciation
       and amorti-            778            236          2,640            921
       zation  . .       --------     ----------     ----------     ----------
                           42,975         22,990        136,605         84,201

     INCOME BEFORE
       RECOVERY OF
       (PROVISION
       FOR) INCOME
       TAXES . . .          5,201          2,400         13,170          6,272
     RECOVERY OF
       (PROVISION
       FOR) INCOME            653             --            653             --
       TAXES . . .     ----------     ----------     ----------     ----------
     NET INCOME  .     $    4,548     $    2,400     $   12,517     $    6,272
                       ==========     ==========     ==========     ==========
     Earnings per
       common          $      .28      $     .20      $     .83      $     .61
       share:  . .     ==========     ==========     ==========     ==========
     Earnings per
      common share
        Fully          $      .27     $      .19     $      .74     $      .57
        diluted: .     ==========     ==========     ==========     ==========
     Weighted
       average
       number of
       shares used
       in computing
       income per      16,238,637     11,932,305     15,166,715     10,356,335
       common share    ==========     ==========     ==========     ==========





                The accompanying notes to the financial statements are
                              an integral part thereof.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                         (United States dollars in thousands)

                                                     Nine Months Ended
                                                        August 31,
                                                  ------------------------

                                                     1997         1996
                                                  -----------  -----------
                                                  (unaudited)  (unaudited)


     CASH FLOWS FROM OPERATIONS                   $ (5,036)     $ (1,479)

     CASH FLOW FROM INVESTING
          Capital Expenditures                         755        (1,262)
          Acquisition of businesses,
            net of working capital
            acquired                                (5,210)          --
          Increase in goodwill                      (1,540)         (424)
                                                  ---------     ---------
          Net Cash used in investing
            activities                              (5,995)       (1,686)
                                                  ---------     ---------

     CASH FLOWS FROM FINANCING
          Net proceeds from notes receivable       (15,740)       (5,754)
          Net proceeds from long term debt          19,272         2,653
          Net proceeds from issuance of stock       12,512         6,327
                                                  ---------     ---------

          Net cash provided by (used in)
            financing activities                    16,044         3,226
                                                  ---------     ---------

     NET INCREASE IN CASH                            5,013            61

     CASH AT BEGINNING OF THE YEAR                     317         1,070
                                                  ---------     ---------

     CASH AT THE END OF THE PERIOD                $  5,330      $  1,131
                                                  =========     =========




               The accompanying notes to financial statements are
                           an integral part hereof.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


             The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter and nine months ended August 31, 1997 are not necessarily indicative of results expected for an entire year.

          NOTE A

             The Company's current portion of notes receivable increased to $13.8 million as at August 31, 1997 compared to $6.7 million as at November 30, 1996. The increase is primarily due to the $11.0 million note that the Company received in conjunction with its divestiture of Eco Environmental, Inc. and Environmental Evolutions, Inc. as of August 31, 1997. The note matures in June 1998 and is collateralized with the assets of the two entities being sold. The two entities had aggregate revenues of $6.2 million as of June 1, 1997, which was the effective date of the sale.

          NOTE B

             Inventory of the Company increased to $16.6 million as at August 31, 1997 compared to $6.8 million as at November 30, 1996. The increase is primarily due to a $7.0 million reclassification of property, plant and equipment which is now classified as equipment held for resale by the Company's subsidiary Separation and Recovery Systems, Inc.

          NOTE C

             Goodwill of the Company increased to $44.8 million as at August 31, 1997 compared to $18.9 million as at November 30,
          1996. The increase in goodwill is directly attributable to the merger acquisition of Chempower, Inc. ("Chempower") that closed on March 4, 1997 and the goodwill of EIF Holdings, Inc. ("EIFH") which had been consolidated for accounting purposes for the first time for the period ended August 31, 1997. Chempower and EIFH increased goodwill by $10.9 million and $11.0 million, respectively. As a result of the Chempower merger, all Chempower shareholders, other than the two principal shareholders, received cash for each of their Chempower shares. The two principal shareholders received a portion of the merger consideration in cash and the balance was represented by a $15.9 million promissory note due on February 28, 1998. In addition, the Company acquired real estate from the two principal shareholders in the amount of $4.0 million due on February 28, 1998, which real estate had been leased by Chempower. Chempower also borrowed $6.0 million against its $15.0 million credit line, which was guaranteed by the Company, to complete the cash consideration for the acquisition. All of the debt incurred in the Chempower transaction was refinanced on August 29, 1997, see Note D for further detail.

          NOTE D

             On August 29, 1997, the Company closed a credit and guarantee agreement with a commercial bank for (i) a $52.5 million term loan, the proceeds of which were used primarily to consolidate substantially all of the Company's secured indebtedness incurred or assumed with the prior acquisitions, including the Chempower acquisition, and (ii) a $12.0 million revolving credit facility ("the Bank Facility").

          NOTE E

             On January 24, 1997, the Company sold $15 million aggregate principal amount of 9.5% Cumulative Convertible Debentures due January 24, 2007 (the "Debentures"), together with 1,125,000 stock purchase warrants (the "Warrants") to a group of institutional investors. The Company used the net proceeds from the placement to fund in part the acquisition of Chempower. The total proceeds from the issuance of the Debentures have been allocated between the Warrants issued to the holders, the conversion feature of the Debentures, and the debt feature of the Debentures for financial reporting purposes. As a result of this allocation, the Debentures were being carried at less than their face value with a difference being charged to interest expense over the term of the Debentures. The total charge associated with this Debenture offering was $6.3 million that is being amortized over their ten year life. As of September 9, 1997, all of the Debentures were converted into Common Shares.

          NOTE F

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

             Under Canadian Basis, the total amount allocated to the conversion feature of the Debentures and to the Warrants of $6.3 million is being charged as provided in Note E above. Had the U.S. Basis been followed, the $6.3 million would have been charged to interest expense immediately as the conversion feature of the Debentures were "in the money" and the Debentures were immediately convertible.

             On August 9, 1996, the Company acquired an 18% interest in EIF Holdings, Inc. ("EIFH"). On November 7, 1996, the Company acquired an additional 20% of EIFH. As a result of this increased investment in EIFH, the Company changed its method of accounting for its investment in EIFH from the cost basis to the equity basis. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, however, this change is accounted for retroactively to when the Company first invested in EIFH. Had the U.S. Basis been followed, the Company would have recorded its proportionate share of EIFH's losses from August 9, 1996 through November 7, 1996 resulting in an additional charge of approximately $250,000. As of August 31, 1997, the Company consolidated EIFH for accounting purposes effective January 1, 1997. As a result, the August 31, 1997 statement of income reflects $10.8 million of EIFH's revenues. The Company is negotiating with a group of investors, headed by Frank Fradella, President and CEO of EIFH, to acquire the Company's interest in EIFH. Management believes that an option agreement to acquire its EIFH interest will be concluded in the fourth quarter, but no assurance can be made.

             Under Canadian Basis, income tax losses available to be carried forward are recognized only when there is virtual certainty that they will be realized. Under U.S. Basis, income tax losses available to be carried forward are recognized when it is more likely than not that they will be realized. For the nine months ended August 31, 1997, there were no significant differences between these two methods.

             Under Canadian Basis, joint ventures are accounted for using the proportionate consolidation method, Under U.S. Basis, the Company's joint venture would have been accounted for using the equity method. Had the U.S. Basis been followed, the net assets and net income of the Company for the nine months ended August 31, 1997 would remain unchanged.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The results of operations for the three months and the nine months ended August 31, 1997 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1996.


          OVERVIEW

             The Company is a single source provider of industrial support services and specialty fabrication products to the hydrocarbon processing, power generation and forest products industries in the United States and Canada. The Company's industrial maintenance services include the repair, maintenance and modification of boiler, pressure vessels and tubing used in industrial facilities as well as providing project management and engineering services. The Company's specialty fabricating services typically involve the construction of custom steel and metal alloy products used in refineries, pulp mills and off shore oil drilling platforms. The Company's specialty fabricating services also includes the manufacturing and distribution of a proprietary line of SarexTM oil filtration and separation systems used by the world's oil and petrochemical tankers as well as major oil refineries. In September 1997, the Company divested itself of two environmental companies, Environmental Evolutions Inc. ("Environmental Evolutions") and Eco Environmental, Inc. ("Eco Environmental"), which provided hazardous material remediation and abatement services in addition to emergency hazardous spill containment, clean-up and transportation. As a result of these divestitures the environmental services currently provided by the Company are contracting, waste water processing, ground contamination treatment and recycling services. The Company also operates two thermal desorption treatment facilities.

             The Company entered its current lines of business in November 1992 when it acquired Eco Environmental and it has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired eight businesses between fiscal 1993 and fiscal 1996, and its revenues grew from $7.6 million in fiscal 1993 to $119.5 million in fiscal 1996 and to $149.7 million for the first nine months of fiscal 1997, primarily as a result of such acquisitions. The Company accelerated its acquisition program in fiscal 1996 by adding the following five operating subsidiaries:
          Industra Service Corporation, a British Columbia, Canada corporation, Separation and Recovery Systems, Inc., a Nevada corporation, Environmental Evolutions, United Eco Systems, Inc., a Delaware corporation, and MM Industra, Ltd., a Nova Scotia, Canada corporation. In March 1997, the Company completed its $50.0 million acquisition of Chempower. Due to the integration of acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable to or indicative of results of operations for current or future periods.

             The Company intends to continue to expand its business through the acquisition of companies in the industrial maintenance and specialty fabrication businesses. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions or that any business acquired will be integrated successfully or prove profitable or be sold.

             The Company's acquisition strategy has led to rapid growth in the Company's operations over the past four fiscal years. The Company's operations generally are managed at each of its subsidiaries. The core administrative, financing, risk management and strategic planning functions are performed at the holding company level. This rapid growth has increased, and may continue to increase, the operating complexity of the Company as well as the level and responsibility for both existing and new management personnel at the holding company level. The Company's ability to manage its expansion effectively will require it to hire and retain new management personnel at the holding company level and to continue to implement and improve its operational and financial systems. The Company's inability to effectively manage its expansion could have a materially adverse effect on its results of operations and financial results.


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


          RECOGNITION OF REVENUES

             The Company recognizes approximately 50% of its revenues and profits on contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contacts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the Company's balance sheet.


          RESULTS OF OPERATIONS

          REVENUES

             The Company's revenues totaled $48.1 million and $149.8 million for the three and nine months ended August 31, 1997 compared to $25.4 million and $90.5 million for the three and nine months ended August 31, 1996. This significant increase for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 on both a percent and a dollar basis is due to the acquisition of six operating subsidiaries subsequent to the second quarter of fiscal 1996 and in addition to the consolidation of EIFH. Third quarter of fiscal 1997 reflects $10.8 million of revenues from the consolidation of EIFH. These revenues include six months of its operations from January 1, 1997 through June 30, 1997.


          OPERATING EXPENSES

             The Company's operating costs increased to $41.0 million and $130.9 million for the three and nine months ended August 31, 1997 versus $22.6 million and $82.8 million for the three and nine months ended August 31, 1996. This significant increase was primarily as a result of adding six new subsidiaries subsequent to the second quarter of fiscal 1996 in addition to the Company's consolidation of EIFH. Expressed as a percent of total revenues, operating costs decreased to 87.4% for the first nine months of fiscal 1997 compared to 91.5% for the first nine months of fiscal 1996. Management attributes this decrease to the Company's continued effort to control operating expenses. The Company has instituted a program in fiscal 1994 which requires managers to track such costs control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to control operating expenses but there can be no assurance that the Company's cost control policies will be effective in the future. The Company's interest expense increased to $1.2 million and $3.0 million for the three and nine months ended August 31, 1997 compared to $160,000 and $450,000 for the three and nine months ended August 31, 1996. This increase in interest expense was due primarily to the acquisition of the operating subsidiaries with existing debt in addition to the interest associated with the debenture placement in January 1997 and increases in a bank line used as part of the payment to acquire Chempower in March 1997. The Company's depreciation and amortization increased to $700,000 and $2.6 million for three and nine months ended August 31, 1997 versus $200,000 and $900,000 for the three and nine months ended August 31, 1996. This significant increase was due to the Company's expanded operations as a result of its acquisition program.


          NET INCOME

             Net income from continuing operations increased to $12.5 million, or $0.83 per share as of August 31, 1997, compared to $6.2 million, or $0.61 per share, as of November 30, 1996. Net income for the quarter ended August 31, 1997 was $4.5 million, or $0.28 per share, compared to $2.4 million, or $0.20 per share as of August 31, 1996.


          PROVISION FOR INCOME TAX

             The Company had net loss carry forwards in Canada with which it is able to reduce its tax liabilities. As of November 30, 1996, the Company had a total of $3.2 million in Canadian net loss carry forwards that expire incrementally between 1999 and 2003. As of August 31, 1997, the net operating loss carry forwards were extinguished and the Company began to accrue for income taxes. The accrual for income tax as of August 31, 1997 was $650,000.


          LIQUIDITY AND CAPITAL RESOURCES

             The Company's existing capital resources consist of cash, cash provided by its operating subsidiaries and funds available under its lines of credit. Typically the Company maintains cash levels of between $2.0 million and $3.0 million for general corporate needs, but the Company's available cash increased to $5.3 million at August 31, 1997 from $317,000 at November 30, 1996 primarily due to the Company raising funds from the sales of $18.0 million aggregate principal amount of debentures in January 1997 and March 1997, together with stock purchase warrants, and several small borrowings, and closing the Bank Facility in late August. As of September 1997, all of the debentures were converted into Common Shares. The Company used the net proceeds from the January offering of the debentures to fund, in part, the acquisition of Chempower, which closed as of March 4, 1997. At August 31, 1997, the Company and its operating subsidiaries had an aggregate of $12.0 million in lines of credit, of which $10.0 million remained available to the Company and its subsidiaries, and which are under the Bank Facility. The Bank Facility provides that if the Company issues senior subordinated notes in an aggregate principal amount of not less than $100 million prior to March 31, 1998 and the proceeds thereof are used to repay the term loan under the Bank Facility, the Bank will (i) increase the revolving credit facility to $25 million and (ii) provide the Company with a $50 million acquisition facility.

             The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the funding of potential acquisitions. The Company primarily provides services and its capital expenditure requirements are low relative to the revenues that it generates. The Company used $700,000 for capital expenditures during the first nine months of fiscal 1997 compared to a negative $300,000 during the first nine months of fiscal 1996. Management believes that the Company's cash and funds available under its credit facilities, together with cash generated from its operations, are sufficient to meet its anticipated cash requirements. The Company also is exploring a placement of senior subordinated notes and also may seek to raise additional capital by issuing debt or equity securities in private or public offerings. There can be no assurance that the Company will be able to issue the senior subordinated notes or other securities.

             Accounts receivable at August 31, 1997 increased to $43.3 million from $21.0 million at November 30, 1996. Management attributes this increase to the addition of six new operating subsidiaries since the second quarter of fiscal 1996. Property, plant and equipment increased to $42.2 million at August 31, 1997 from $33.2 million at November 30, 1996. This increase is primarily due to the acquisition of Chempower. Accounts payable increased to $30.4 million at August 31, 1997 from $18.5 million at November 30, 1996 as a result of the Company's acquisition of Chempower.


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

                                       PART II

                                  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

             On June 16, 1997, the arbitrators in the arbitration proceeding brought by OHM Remediation Services Corp. ("OHM"), a customer of Separation and Recovery Systems, Inc. ("SRS"), a wholly-owned subsidiary of the Company, awarded SRS $2.4 million in compensatory damages on its counterclaims, and denied SRS's claims for punitive damages, and also denied all claims of OHM. In June 1997, OHM filed a complaint in the United States District Court for the Southern District of Ohio (the "Court") challenging the award asserting that the arbitrators had exceeded their authority, and SRS thereafter filed a motion in the same Court seeking confirmation of the award. After a hearing held in September 1997, the Court confirmed the award, which OHM paid in October 1997. For the six months ended May 31, 1997, the Company recorded $525,000 for the award, and recorded the remaining $1.8 million in the third quarter of fiscal 1997. Total expenses of $1.1 million associated with this litigation were recorded in the third quarter of fiscal 1997 with a net gain as of August 31, 1997 of $700,000. For additional information, see Item 3 of the Company's Form 10-K for the fiscal year ended November 30, 1996., and Item 1 of the Company's Form 10-Q for the fiscal quarter ended may 31, 1997.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1   Acquisition Agreement by and between American
                      Eco Corporation and Eurostar Interests, Ltd. for 100% of the Common Stock of Eco Environmental, Inc. and Environmental Evolutions, Inc. dated as of August 31, 1997.

               27     Financial Data Schedule.

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K for an event of August 29, 1997 to report on Item 5 thereof the entry into the Bank Facility.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN ECO CORPORATION
                                        (Registrant)


          Dated:   October 15, 1997     /s/ Michael E. McGinnis
                                        -----------------------------------
                                        Michael E. McGinnis
                                        Chief Executive Officer


          Dated:   October 15, 1997     /s/ David L. Norris
                                        -----------------------------------
                                        David L. Norris
                                        Chief Financial Officer

                             EXHIBIT INDEX


          Exhibit           Description
          -------           -----------

           10.1       Acquisition Agreement by and between American
                      Eco Corporation and Eurostar Interests, Ltd. for 100% of the Common Stock of Eco Environmental, Inc. and Environmental Evolutions, Inc. dated as of August 31, 1997.


           27         Financial Data Schedule.