Form 10-K
period 1997-11-30
AMERICAN ECO CORP
filed 1998-03-18
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

          (MARK ONE)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                                          OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO
                                         ----------    ------------------

                            COMMISSION FILE NUMBER 0-10621
                                                  --------

                               AMERICAN ECO CORPORATION
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                ONTARIO, CANADA                           52-1742490
          -------------------------------                 ----------
           (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)             Identification No.)

                   154 UNIVERSITY AVENUE, TORONTO, ONTARIO M5H 3Y9
              ---------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                    (416) 340-2727
             ------------------------------------------------------------
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act.

                                                  Name of each exchange on
                    Title of each class                which registered
                    -------------------                ----------------
                          None                              None

          Securities registered pursuant to Section 12(g) of the Act.

                             COMMON SHARES, NO PAR VALUE
                             ---------------------------
                                   (Title of Class)

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X     No
                                    -------    -------

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value of the voting stock held by non-affiliates of the Registrant was $193,255,668 at March 13, 1998. At March 13, 1998, the number of Common Shares outstanding of the Registrant was 20,613,938.

               Documents Incorporated in Reference:  None

                                      FORM 10-K

                                  TABLE OF CONTENTS

                                                                       PAGE

          PART I

             Item 1.  Business  . . . . . . . . . . . . . . . . . . . .   1

             Item 2.  Properties  . . . . . . . . . . . . . . . . . . .  15

             Item 3.  Legal Proceedings . . . . . . . . . . . . . . . .  16

             Item 4.  Submission of Matters to a Vote of Security
                      Holders . . . . . . . . . . . . . . . . . . . . .  16

          PART II

             Item 5.  Market for Registrant's Common Equity and Related
                      Stockholder Matters . . . . . . . . . . . . . . .  17

             Item 6.  Selected Financial Data . . . . . . . . . . . . .  18

             Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . .  19

             Item 8.  Financial Statements and Supplementary Data . . .  25

             Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure . . . . . . .  47

          PART III


             Item 10. Directors and Executive Officers of the
                      Registrant  . . . . . . . . . . . . . . . . . . .  48

             Item 11. Executive Compensation  . . . . . . . . . . . . .  52

             Item 12. Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . . . . .  55

             Item 13. Certain Relationships and Related
                      Transactions  . . . . . . . . . . . . . . . . . .  56

          PART IV

             Item  14.  Exhibits,   Financial  Statement  Schedules,  and
               Reports
                      on Form 8-K . . . . . . . . . . . . . . . . . . .  57


                                        PART I

          Unless otherwise indicated all dollar amounts are in United States dollars. For a statement regarding forward looking statements contained herein, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Information Regarding Forward Looking Statements."

          ITEM 1.   BUSINESS

          GENERAL

             American Eco Corporation (the "Company" or "American Eco") through its subsidiaries is a leading single-source provider of
          industrial   support   services    and   specialty    fabrication
          capabilities to a variety of industries including oil refining, off-shore drilling, petrochemical processing, electric utilities and pulp and paper manufacturing. The Company offers its clients a wide array of services such as equipment and facility repair
          and   maintenance;   overhauling,   retrofitting   or   expanding
          facilities;  and  fabricating   custom  steel  and   metal  alloy
          structures and devices.   A substantial portion of  the Company's
          work is recurring in nature through either long-term contracts or long-standing customer relationships.

             American Eco's  business  has  benefitted from  several  market
          trends.   First is  the shift  among industrial  companies toward
          outsourcing maintenance and  other non-core services.   Companies
          have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for
          maintaining  expensive,  under-utilized equipment.    Second, the
          mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, single-source providers who have broad
          geographic  coverage.   These trends  have driven  American Eco's
          acquisition   strategy   to  consolidate   regionally  fragmented
          industrial service providers in the United States and Canada. American Eco has realized significant growth over the past five
          years  through  acquiring   companies  which  provide  industrial
          services to several industries in different geographical regions. Between fiscal 1993 and fiscal 1997, the Company acquired nine businesses in separate transactions, and its revenues and net income grew from $7.6 million and $322,000 for the fiscal year ended November 30, 1993 to $220.4 million and $17.4 million for the fiscal year ended November 30, 1997. The Company's strategy is to continue to pursue strategic acquisitions which broaden and deepen its geographic presence, expand service offerings or client base and contribute to earnings growth.

             American Eco believes it has achieved a strong position in the industrial service markets it serves by consistently providing high-quality, cost-effective services to meet its customers' day-to-day and project-by-project needs on a safe and timely basis. The Company's key competitive strengths include: (i) long-standing customer relationships, (ii) outstanding safety and quality record, (iii) broad offering of value-added services and
          capabilities,  (iv)   ability  to  provide  its   services  on  a
          nationwide basis and (v) experienced management team in the field and at the corporate level.

             At March  13, 1998, the  Company operated primarily through the
          following  first  and  second  tier  subsidiaries:   C.A.  Turner
          Construction Company, a Delaware  corporation ("C.A. Turner" and,
          together  with   Action  Contract  Services   Inc.,  a   Delaware
          corporation,  the "Turner Group"); Cambridge Construction Service
          Corp.,   a  Nevada   corporation   ("Cambridge");  Lake   Charles
          Construction Company, a Louisiana corporation ("Lake Charles Construction" and, together with its wholly-owned subsidiaries, the "Lake Charles Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM
          Industra,  Limited,  a  Nova  Scotia,  Canada  corporation   ("MM
          Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada
          corporation  ("SRS");  Chempower,   Inc.,  an  Ohio   corporation
          ("Chempower"); and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG").

          DEVELOPMENT OF THE BUSINESS

             The Company was organized under the laws of Ontario, Canada in 1969 and entered the environmental business in 1987 under the
          name ECO Corp.   Between 1987 and 1992, the Company developed and
          marketed certain environmental technologies, including commercial
          and  residential  food waste  composting  systems.   The  Company
          discontinued its composter operations, which resulted in the eventual write-down or sale of substantially all of the assets associated with such operations by 1993. The Company continues to license these environmental technologies to other companies, but revenues derived from the licensing of such environmental technologies accounted for less than 1.0% of the Company's total revenues during fiscal 1997.

             Since 1993, the Company has entered its current lines of business and has grown substantially through acquisitions of other companies.

          ACQUISITIONS

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

             Effective  July  22,   1996,  the  Company   acquired  Industra
          Service, which is based in Vancouver, British Columbia, Canada. Industra Service is an industrial engineering and environmental services company which provides industrial support services to the power generation, petroleum and petrochemical refining and forest products industries principally in western Canada and the northwestern United States. The Company effected a take-over bid for Industra Service by exchanging 1,486,997 shares of the Company's Common Shares, which had a fair market value of $10.7 million, for 94.0% of the outstanding shares of Industra common stock. In December 1996, the Company received authorization to acquire the remaining 6.0% shares of Industra Service capital stock. The Company currently owns 99.7% of the common stock of Industra Service.

             On September 3, 1996, the Company acquired certain assets of M & M Manufacturing Limited Partnership of Dartmouth, Nova Scotia, which provided pipefitting, assembling, machining and fabrication services to the petroleum and petrochemical refining, power
          generation,   forest  products   and  offshore   oil  exploration
          industries.    The  Company conducts  the  operations  of  M &  M
          Manufacturing Limited Partnership through MM Industra, a newly formed subsidiary of the Company. Prior to their acquisition by the Company, the operations of M & M Manufacturing Limited Partnership had been idle and in receivership. The Province of Nova Scotia awarded the Company its bid to purchase and operate the assets of the bankrupt company, and MM Industra commenced operations in October 1996.

             On  March 4,  1997, the  Company completed  its  acquisition of
          Chempower,  a  manufacturing,   construction  and   environmental
          services company for the power generation and chemical processing
          industries,  headquartered  in  Akron,  Ohio.   A  newly  formed,
          wholly-owned subsidiary of the Company merged with and into Chempower, and Chempower became a wholly-owned subsidiary of the
          Company.   As a result of the  merger, all of the shareholders of
          Chempower, other than two principal  shareholders (the "Principal
          Shareholders"),  received  $6.20  in   cash  for  each  of  their
          Chempower shares, and all Chempower optionholders received, in cash, the difference between $6.20 and the exercise price per share for their outstanding options. The Principal Shareholders received a portion of the merger consideration in cash and the balance in the form of a $15.9 million promissory note of Chempower (the "Shareholder Note"), payable on February 28, 1998. In addition, the Company acquired property from the shareholders of Chempower in the amount of $4.0 million, which was being leased by Chempower. The Shareholder Note was collateralized by all of Chempower's assets, subject to the prior security interest of Chempower's bank, and guaranteed by the Company, which guaranty was collateralized by a pledge of its Chempower shares.
          The  acquisition   was  financed  through  an   increase  in  the
          $15.0 million Chempower bank line of credit and borrowings of approximately $6.0 million plus the sale by the Company of $15.0 million in 9.5% convertible debentures due 2007. The Shareholder Note was repaid in August 1997 upon the Company entering into a
          $52.5 million term loan.   See "Item 7.   Management's Discussion
          and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Based on the total 7,565,113 Chempower shares outstanding on the effective date of the merger and the amounts due to Chempower optionholders, the total acquisition cost was approximately $50.0 million.

             On September 1, 1997, the Company acquired CCG, a provider of maintenance and specialty construction services to commercial and retail clients throughout Canada and the United States. Major clients include Southland Corporation, Pier 1, Computer City, Office Depot, Toys 'R' Us and PetCo Stores. CCG has developed a proprietary management information software system which is planned to expand the Company's energy management services for
          industrial  clients.   The  consideration  for  CCG consisted  of
          265,000 shares of the Company's Common Shares, which had a fair market value of approximately $2.6 million.

          OTHER BUSINESS VENTURES

             The Company entered the environmental remediation business in fiscal 1993, with the acquisition of Eco Environmental, Inc.
          ("Eco Environmental"), a provider of such services based in Houston, Texas. On January 1, 1996, the Company acquired all of the outstanding capital stock of Environmental Evolutions, Inc. ("Environmental Evolutions"), in exchange for 400,000 shares of the Company's Common Shares, which had a fair market value of approximately $2.4 million. Environmental Evolutions, based in Corpus Christi, Texas, provided hazardous spill response services to the pipeline and power generation industries located primarily along the Gulf Coast of Texas.

             As of August 31, 1997, the Company sold Eco Environmental and Environmental Evolutions, for an aggregate of $11.0 million
          payable  in a  one-year promissory  note.   The net  gain  to the
          Company was $2.4 million. See "Item 13. Certain Relationships and Related Transactions." The sale was part of the Company's strategic plan to focus on industrial support services and specialty fabrication services, while limiting its environmental services to waste water processing, ground water contamination treatment and recycling.

             The Company owns approximately 35.7% of the outstanding common stock of EIF Holdings, Inc., a Hawaii corporation ("EIF"), subject to a purchase option it granted to the principal executive officer of EIF (who was a former executive officer of the Company) to purchase such shares through December
          1998.  The Company has the right to acquire additional EIF common
          stock if EIF  stockholders approve a recapitalization plan.   EIF
          is engaged  in environmental construction  related activities and its common stock  is traded on  the OTC Bulletin Board  under the
          symbol  EIFH.   In 1996,  American Eco had  provided EIF  a $5.25
          million line of credit. In July 1997, the line of credit was increased to $15.0 million, and in September 1997, the line of credit was further increased to $20.0 million, with a maturity date of August 18, 1998. The outstanding amount was $17,873,000 at November 30, 1997. American Eco has the right to convert the entire indebtedness (less $1.0 million for the above-mentioned purchase of 10,000,000 additional EIF shares) into EIF common stock at a price equal to 85.0% of the five day weighted average price of the EIF common stock prior to conversion, all of which is subject to shareholder approval. EIF plans to hold its shareholder meeting during the second quarter of 1998 to seek shareholder approval of the above transactions and other transactions.

          PROPOSED ACQUISITION OF DOMINION BRIDGE CORPORATION

             On  February  20,   1998,  the  Company  and  Dominion   Bridge
          Corporation, a Delaware corporation ("Dominion Bridge"), entered into a non-binding letter of intent (the "Letter of Intent") which provided for (a) the purchase of $5.0 million of Dominion Bridge common stock and warrants by the Company (the "Dominion Bridge Stock
          Purchase"), (b) a working capital loan facility (the "Dominion Bridge Loan Facility") of up to $25.0 million to be provided by the Company to Dominion Bridge, (c) the engagement of the Company to provide  certain management  services to Dominion  Bridge, and (d) the acquisition by the Company of the business  and assets of Dominion Bridge.  The
          Dominion Bridge Stock Purchase was completed on February 20, 1998, whereby the Company acquired 1,924,077 shares of common stock and warrants for 192,308 shares, or 6.7% of the outstanding shares of Dominion Bridge.
          The date for completion of the next two steps has been extended to March 19, 1998. The consummation of the other transactions is subject, among other things, to the approval of the acquisition by the shareholders of Dominion Bridge and the Company, and the receipt of all consents, regulatory and other approvals, clearances and other authorizations necessary to consummate the other transactions, including the consent of the respective lenders of the Company and Dominion Bridge.
          There can  be no assurance  that the
          Company and Dominion Bridge will implement the other transactions proposed in the Letter of Intent or that the other transactions, if completed, will be on the terms set forth in the Letter of Intent.
          Dominion   Bridge   primarily   operates   as   a   diversified
          international  engineering  and  construction  company  in  North
          America,  Australia  and  Southeast  Asia,   and  has  additional
          operations in shipbuilding and repair and industrial specialty fasteners. The Dominion Bridge Common Stock is traded on the Nasdaq National Market.

             Immediately following the consummation of the Dominion Bridge Stock Purchase, Michael E. McGinnis, the Chairman of the Board, President and Chief Executive Officer of the Company, was elected to serve on Dominion Bridge's Board of Directors for a term expiring in 1999 and on the Executive Committee thereof.

          OVERVIEW OF BUSINESS AND GEOGRAPHICAL SEGMENTS

             The Company is pursuing a strategy of becoming a single-source, industrial support services provider for the petroleum and petrochemical refining, power generation and forest products industries in the United States and Canada. Within this general line of business, the Company provides industrial support and specialty fabrication services.

             The following table provides information with respect to the Company's three principal business segments.



                                   ENVIRONMENTAL  INDUSTRIAL   SPECIALTY
                                    REMEDIATION    SUPPORT    FABRICATION
                                     SERVICES      SERVICES     SERVICES
                                   ------------   ---------   -----------
                                               (In thousands)
           FISCAL 1997
           Contract income from
           customers . . . . . .    $12,125(1)   $147,424       $60,929
           Operating income (loss)       (514)     15,135        11,763
           Depreciation and
           amortization  . . . .          923       3,336         1,123
           Capital Expenditures           312       1,871         1,536

           FISCAL 1996
           Contract income from
           customers . . . . . .    $  18,489    $ 94,584       $ 6,456
           Operating income  . .        2,539       2,812         2,603
           Depreciation and
           amortization  . . . .          699       1,063           470
           Capital expenditures
           during the year . . .          516       1,336         6,155

           FISCAL 1995
           Contract income from
           customers . . . . . . .  $   5,362      $ 41,322          --
           Operating income  . . . .      505         2,555          --
           Depreciation and
           amortization  . . . . . .      214           893          --
           Capital expenditures
           during the year . . . . .       54         1,675          --



          (1)  The sale  of Eco Environmental and  Environmental Evolutions
               on  August  31,   1997  will  significantly  reduce  the
               operations and results of the environmental remediation services segment in future years.

             The following table provides information with respect to the geographic segmentation of the Company's business.




                                                             UNITED
                                                CANADA       STATES
                                               --------    ----------
                                                   (IN THOUSANDS)
               FISCAL 1997
               Contract income . . . . . . .  $50,835      $169,643
               Operating income  . . . . . .    7,728        18,656
               Depreciation and amortization    1,223         4,190
               Capital expenditures during
               the year  . . . . . . . . . .      124         3,595

               FISCAL 1996
               Contract income . . . . . . .  $ 6,509      $113,020
               Operating income  . . . . . .       90         7,864
               Depreciation and amortization      166         2,066
               Capital expenditures during
               the year  . . . . . . . . . .    6,151         1,856

               FISCAL 1995
               Contract income . . . . . . .       --      $ 46,684
               Operating income  . . . . . .       --         3,060
               Depreciation and amortization       --         1,107
               Capital expenditures during
               the year  . . . . . . . . . .       --         1,729


             The Company is attempting to cross market its services so that it may win single-source, turnkey projects to repair, clean and refurbish clients' facilities in the petroleum and petrochemical
          refining, power generation and forest products industries.   Such
          cross-selling efforts have included training the staff and, in particular, the business development personnel from each of the Company's acquired subsidiaries so that they understand the capabilities of all of the Company's other subsidiaries. During fiscal 1996, SRS, Industra Service and United Eco were awarded a
          contract   to  construct   a  facility,   Mid-Atlantic  Recycling
          Technologies   ("MART"),  in   New  Jersey   that  treats   soils
          contaminated by hydrocarbons, heavy coal tars and polychlorinated
          biphenyls.    The  facility,  50.0% of  which  was  owned  by the
          Company, services utilities, environmental contractors and heavy manufacturing industries throughout the northeastern region of the United States, and incorporates remediation technologies provided by United Eco and SRS to treat contaminated soil. The
          facility commenced operations  in July 1997.   In November  1997,
          the Company sold its 50.0% interest in MART for $14.0 million and recorded a gain of $6.4 million. During fiscal 1997, the Company obtained a contract to fabricate and erect a 850-ton bulk material shiploader in Port Moody, British Columbia. MM Industra fabricated the "bridge" and other components of the shiploader, while Industra Service completed the final assembly, erection, testing and commissioning of the shiploader.

          INDUSTRIAL SUPPORT SERVICES

             The Company provides industrial support services to clients in the petroleum and petrochemical refining, power generation and forest products industries through the Turner Group, the Lake
          Charles  Group, Industra Service,  Chempower, SRS  and CCG.   The
          industrial    support   service   business    segment   generated
          approximately 66.9% of the Company's revenues during fiscal 1997.

          INDUSTRIAL SUPPORT SERVICES MARKET

             Petroleum refiners must replace and repair process equipment and piping systems on an on-going basis in order to maintain the operability and efficiency of their facilities and to ensure that such facilities comply with safety and environmental regulations. Refinery maintenance projects vary in scope from routine repairs
          to  major   capital  improvements.     Petroleum  refiners   must
          continually make routine repairs to equipment and piping systems. Other repair and maintenance projects require the shutdown of operating units or the entire refinery. In addition to routine maintenance, refiners undertake capital improvement projects to refurbish their facilities. Such projects take from between six months to three years to complete depending upon the type, utilization rate and operating efficiency of the particular refinery.

             There are approximately 175 operating refineries in the  United
          States.   Texas and Louisiana  have an aggregate  of 50 operating
          refineries and management believes that the Gulf Coastal region of the United States accounts for approximately 43.0% of the United States' petrochemical and petroleum refining capacity. The Company believes that the typical refinery in the United States is an aging facility that must process petroleum at high utilization rates while complying with stringent environmental regulations. High utilization rates accelerate a facility's rate of deterioration and increase the need for repair and maintenance work. The Company also believes that any increase in utilization capacity is likely to require the refurbishing and expansion of existing facilities due to the high cost and environmental opposition associated with the construction of new facilities.
          In  addition,   refiners   have  reduced   internal   maintenance
          personnel.

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

          MARKETING

             The Company provides industrial support services to clients in the petrochemical and petroleum refining industries located in the Gulf Coastal and midwestern regions of the United States and
          in  Nova Scotia, British Columbia  and Alberta, Canada.   Many of
          the Company's customers operate multiple refineries, and, in general, decisions to award work are made at each operating facility. In most cases, bids are prepared by the Company on a
          job-by-job basis.   Fee arrangements for  their services are  bid
          either fixed-price or based on detailed time and material billing
          schedules.     Bids   generally  are   awarded  based   on  price
          considerations,  although  scheduling,  efficiency,  quality  and
          safety  are   also  factors  in  the   customer's  determination.
          Although the Company performed a significant amount of work for certain refining facilities, performance on any given project does not ensure subsequent work at that facility or other facilities of that customer. Conversely, the loss of a bid for any one project does not affect the Company's ability to obtain additional work from that customer.

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

             The Lake Charles Group typically bids for its construction and industrial support projects on a project-by-project basis and, in the past, it has not won long-term industrial support contracts. Management is attempting to win long-term industrial support contracts from petrochemical and petroleum refineries located in
          the Baton Rouge and  Lake Charles, Louisiana areas.   Because the
          management of each refinery typically selects its own maintenance contractors, management believes that it is important to be
          perceived as  a  local  contractor.   Based  upon  the  Company's
          existing contacts, it is hoped that the Lake Charles Group gives the Company a local presence in the Baton Rouge and Lake Charles areas, which have a high concentration of petrochemical and petroleum refining facilities.

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

          SERVICES

             Total  Unit  Turnarounds.    The  Company  performs  turnaround
             ------------------------
          services involving maintenance of crude distillation units, catalytic reformer units, delayed coker units, alkylation units, platformers, fluid catalytic cracking units and butamer units as part of one project. These services also involve the maintenance and modification of heat exchangers, heaters, vessels, and piping.

             Planning and  Management Services.   The Company has  developed
             ---------------------------------
          the planning capabilities, operation skills and field supervision techniques necessary to manage all aspects of turnaround projects
          and  other  maintenance services.    When  managing a  turnaround
          project, the Company is responsible for cost control procedures, resource planning and scheduling, safety control, hazardous material handling, hiring and training of personnel, procuring
          equipment   and   tools,   performing   field   inspections   and
          coordinating  the  entire  project.     Certain  aspects  of  the
          turnaround project and certain specialized types of welding often
          are  provided  directly  by the  Company.    Other  aspects of  a
          turnaround  project are  performed  by  subcontractors under  the
          supervision  of  the Turner  Group.    In addition,  the  Company
          develops suggested maintenance programs that incorporate its experience from prior projects.

             Process  Heater  Maintenance.    The  Company  repairs  process
             ----------------------------
          heaters. The installation and maintenance of process heaters requires skilled craftsmen and supervisors and specialized construction techniques.

             Fluid Catalytic Cracking Unit Turnarounds.  Fluid Catalytic
             -----------------------------------------
          Cracking  Units  ("FCCU") require  a  high  level of  maintenance because  of extremely  high temperatures  inside the  unit  -- in excess of 1000 degrees F -- and due to their many internal parts, which consist generally  of stainless  steel components  and refractory
          lining  systems.   Refractory  is  a heat  resistant  lining that
          insulates the inner shell of the cracking unit vessels. The main pieces of equipment in a FCCU are the reactor, the regenerator
          and  the flue gas exhaust system.   Most of the repair and revamp
          work required  during a turnaround  project is performed  on this
          equipment.     Major   revamp  work   is  required   to  increase
          efficiencies of the  FCCU and  to reduce air  pollution from  the
          unit.   In  most  cases, the  mechanical  work --  involving  the
          disassembly and repair of the unit components -- and the refractory work -- involving the "spraying" of the refractory material onto the inside of the units' vessels -- is performed by
          different  contractors.    The  Company  provides  all  of  these
          services.

             Emergency Response Services.  The Company provides temporary
             ---------------------------
          workers for fast response situations such as repair and revamp services in connection with refinery fires, explosions and other accidents. Management believes that the Turner Group has enhanced its relationships with customers by responding quickly to these types of emergencies and by providing timely repair services.

             Dismantling and Demolition Services.  The Company provides
             -----------------------------------
          dismantling and demolition services when a client has decommissioned an entire facility or unit within its plant. A typical dismantling project begins by identifying potential safety hazards and preparing a work plan, including an estimate of the number and type of personnel and equipment necessary to complete the project. Personnel then examine and, if necessary, drain refinery pipelines or remove asbestos or other hazardous materials. Dismantling services are often performed using cranes which are equipped with torches or hydraulic guillotine shears. In addition, the Company may use explosives in performing demolition work. Dismantled equipment is cut into scrap pieces and sold in the scrap market. Sometimes dismantled equipment can be salvaged and sold.

             Aboveground Storage Tank Services.  The Company provides its
             ---------------------------------
          customers with maintenance and modification services for aboveground storage tanks ("AST"). Maintenance and modification services involve the design, construction, and installation of pollution control devices such as floating roof and seal assemblies, secondary containment systems (double bottoms), and a variety of underground and aboveground piping systems in existing AST's. The Company also installs, maintains and modifies tank appurtenances, including spiral stairways, platforms, gauging systems, fire protection systems, rolling ladders, and structural supports.

             ASME Code Stamp Services.  The Turner Group is qualified to
             ------------------------
          perform services on equipment that contain American Society of Mechanical Engineer Code Stamps ("ASME Codes"). Many state agencies and insurance companies require that qualified ASME code installers perform services on ASME coded equipment. Many of the Turner Group's competitors are not ASME code qualified, which requires them to subcontract portions of a project involving work with coded equipment.

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

          COMPETITION

             The   market  for   industrial  support   services  is   highly
          competitive.   Many competitors have greater  financial and other
          resources than the Company. Additionally, the Company competes with numerous small, independent contractors which, collectively, have a significant share of the market for these services.
          Competitive   factors   for   these   services    include   price
          considerations,   performance   record,   quality,  and   safety.
          Construction orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job.

          ENVIRONMENTAL SERVICES

             The  Company  provides  environmental  remediation  and   waste
          services   through  United  Eco,   Industra  Service,  Chempower,
          Cambridge and SRS. Remediation includes the on-site clean-up and treatment of hazardous and non-hazardous organic and inorganic contaminants utilizing a number of technologies. Waste services include removal, encapsulation, stabilization, treatment and
          disposal  services.     The  environmental  remediation  services
          business segment generated approximately 5.5% of the Company's revenues during fiscal 1997, but should be a lesser contributor of revenues in fiscal 1998 as a result of the sale of Eco Environmental and Environmental Evolutions effective as of August 31, 1997. The sale was part of the Company's strategic plan to focus on industrial support services and specialty fabrication services.

          THE ENVIRONMENTAL REMEDIATION MARKET

             Growth in the environmental remediation industry has been influenced by the following legislation:

             CERCLA--The Comprehensive Environmental Response, Compensation and Liability Act of 1990 ("CERCLA" or the "Superfund Act"). The Superfund Act authorizes the Environmental Protection Agency (the "EPA") to coordinate responses to environmental emergencies and establishes liability for cleanup costs and environmental damages on present and/or previous owners and operators of treatment facilities and disposal sites, and persons who generated, transported or arranged for the disposal or transportation of wastes to such facilities. These provisions are enforceable by lawsuits initiated by either the EPA or private citizens.

             FFCA--The Federal Facilities Compliance Act of 1992 allows states and the EPA to enforce solid and hazardous waste violations against federal facilities, including those operated by the Department of Defense ("DOD") and the Department of Energy ("DOE"), the primary federal hazardous waste generators

             Management   recognizes  that   the  environmental  remediation
          industry, which is largely the creation of federal legislation, is sensitive to shifts in public opinion and legislation. While there is growing anti-regulatory sentiment in the United States, management does not believe that this political trend will have a
          substantial   impact  on  the  Company's  environmental  services
          business.  The Company has targeted projects involving soil, coal
          and  tar  remediation  and  ground water  cleanup.    The cleanup
          projects on which the Company typically works have already been designed and planned and, management believes, are unlikely to be delayed or canceled in the near term as a result of deregulation, if any.

          MARKETING

             The sale of Eco Environmental and Environmental Evolutions was part of the Company's strategic plan to focus on industrial
          support   services  and  specialty  fabrication  services,  while
          limiting its environmental services to waste water processing, ground water contamination treatment and recycling.

             The Company derives revenues in its environmental remediation segment from a variety of customers, including owners and tenants of commercial and industrial property, insurance companies, real estate development companies, and state and municipal entities. The Company typically contracts directly with owners, operators, or tenants of properties and works closely with the client's
          environmental  consultants  in  performing  its  services.    Fee
          arrangements for its services are bid either fixed-price or based
          on  detailed  time  and material  billing  schedules.   Bids  are
          typically  awarded   based  on  price,   scheduling,  experience,
          efficiency,  quality, and  safety  considerations.   The  Company
          markets  its services directly to  companies that are  in need of
          remediation,   abatement,  or  renovation  services  as  well  as
          consulting firms. During the year ended November 30, 1997, the Company provided environmental remediation services to clients in
          Texas,  Louisiana,  Wyoming,   North  Carolina,  South  Carolina,
          Virginia, Georgia and Tennessee.   The Company provides emergency
          spill response services  to utility, petrochemical  and petroleum
          refining  clients  located in  Texas.    Environmental Evolutions
          serviced this market through business development personnel and by field representatives at project sites located throughout the
          Gulf Coastal region.   The SRS SAREX System is  offered worldwide
          for on-site treatment of refinery, petrochemical, marine and other industrial waste materials.

          SERVICES

             The environmental services segment provides the following specialized environmental remediation services:

             Soil Remediation.  The Company employs bioremediation, vapor
             ----------------
          extraction, thermal desorption and other techniques to degrade hazardous and non-hazardous contaminates in soil. Areas of application include soils, sludges, slurries, and liquids contaminated with hydrocarbons, creosote, pentachlorophenol, pentachloroethylene, PCB's, digester sulfides, phenols, benzene, toluene, chlorinated aliphatic solvents and raw sewage.

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

          SPECIALTY FABRICATION SERVICES

             The Company provides specialty fabrication services to clients in the petroleum and petrochemical refining, forest products and offshore oil exploration industries through the Turner Group, the Lake Charles Group, Industra Service, Chempower, SRS and MM Industra. The Company's specialty fabrication service business segment generated approximately $60.9 million during fiscal 1997, or 27.6% of the Company's total revenues for that period.

          SPECIALTY FABRICATION SERVICES MARKET

             The specialty fabrication services market includes general industrial and offshore construction projects, ranging greatly in
          size and  complexity of  the project.   The  market in  which the
          Company participates is affected by the state of the economy in general as well as the levels of capital expenditures in the chemical, petrochemical and refining industries.

          MARKETING

             The Company typically obtains specialty fabrication business by submitting proposals to local plant managers on a project-by-
          project basis.   If the  Company is engaged  by a customer  for a
          specialty fabrication project, the services usually are  provided
          pursuant  to  a  fixed-price contract.    The  Company also  will
          negotiate fee arrangements and cost reimbursements, although such
          arrangements  are  less  frequently  obtained   than  fixed-price
          contracts.    The Company  has  found that  plant  managers award
          contracts based primarily upon price, but scheduling, product and service quality and safety also contribute to a customer's
          determination.   Each of the Company's  subsidiaries prepares and
          submits its  own contract proposals.  The Company directs broader
          marketing   efforts  such  as  placing  advertisements  in  trade
          publications.    In  addition   to  these  efforts,  the  Company
          encourages    each    subsidiary   to    generate   cross-selling
          opportunities for the Company's other subsidiaries.

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

             SRS manufactures and sells its SAREX process, an integrated, three phase, oily water processing treatment system that combines centrifugal technology for sludge dewatering and oil recovery. This process is currently utilized by hydrocarbon processing clients in the United States, France, South Africa, Venezuela, Saudi Arabia and Singapore.

          COMPETITION

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

          CUSTOMERS

             During fiscal 1997 the Company generated 66.9% of its revenues from industrial customers in general and 44.7% of its revenues from customers in the petroleum and petrochemical refining business in particular. Huntsman Chemical, International Paper, Mobil Oil, American Electric Power, Ashland Oil and Brown & Root together accounted for approximately 31.3% of the Company's total revenues in fiscal 1997, compared to 18.0% of its top six customers in fiscal 1996. Huntsman Chemical accounted for 7.9% of the Company's revenues during fiscal 1997.
          The loss of any  one of these  key customers could
          have a material adverse impact on the Company's results of operations and financial condition. Management believes that the Company's continued efforts to expand and diversify its customer base, in addition to the effects of a full year of operations from Chempower and the operations of Dominion Bridge, assuming completion of such acquisition, will further reduce the Company's
          dependence on certain key customers.   See "Item 7.  Management's
          Discussion and Analysis of Financial Condition and Results of Operations."

          BACKLOG

             At November 30, 1997, the Company's backlog was approximately $215.0 million, which included backlog of approximately $29.0
          million   at  November  30,  1997  of  CCG.    This  compares  to
          approximately $125.0 million of backlog for such contract work at
          November  30, 1996.   Between December 1,  1997 and  February 28,
          1998, the  Company  entered  into additional  contracts  with  an
          estimated value of $17.8 million.   Backlog represents the amount
          of revenue  that the Company expects  to realize from  work to be
          performed   on  uncompleted  contracts   in  progress   and  from
          contractual  agreements  upon  which   work  has  not  commenced
          within the next 12-month period.
          Contracts included in backlog may have provisions which permit cancellation or delay in their performance and there can be no assurance that any work orders included in backlog will not be canceled or delayed.

          EMPLOYEES

             At February 28, 1998, the Company employed 576 full-time employees and 1,723 hourly workers, some of whom were represented by labor unions under agreements expiring at various dates. Total employment levels ranged from 1,976 to 4,138 workers per
          week during fiscal 1997.   Management believes that it  maintains
          good relations with its employees.

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

          GOVERNMENT REGULATION AND RISK MANAGEMENT

             Certain of the Company's services involve contact with crude oil, refined petroleum products, asbestos and other substances classified as hazardous material under the various federal, state
          and  local  environmental  laws.   Under  these  laws,  hazardous
          material is regulated from  the point of generation to  the point
          of disposal.   In addition,  the EPA has  issued regulations  for
          hazardous  waste  remediation   contractors.    To   management's
          knowledge, the operating segments have obtained all required permits and licenses in the states in which they operate.

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

          SEASONALITY

             The Company's revenues from its industrial, environmental and specialty fabrication segments may be affected by the timing and planned outages at its industrial customers' facilities and by weather with respect to outside projects. The effects of this seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the
          contracts  fall within  one or  two quarters.    Accordingly, the
          Company's quarterly results may fluctuate and the results of one quarter should not be deemed to be representative of the results
          of any  other quarter  or for  the year.    The Company  believes
          revenues   derived   from   its  industrial   segment   long-term
          maintenance contracts provide a more consistent revenue base.

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


           BUSINESS UNIT AND                                  APPROXIMATE
           -----------------                  PRIMARY         SQUARE FEET
             SITE LOCATION    OWNERSHIP       USE (1)       OF FLOOR SPACE
             -------------    ---------       -------       --------------

          AMERICAN ECO
             Toronto, Ontario   Leased          Adm.               2,000
             Houston, Texas .   Leased          Adm.              14,000

          CCG
             Dallas, Texas  .   Leased          Adm.               7,000

          CHEMPOWER
             Canton, Ohio . .   Owned(2)     Adm./Mfg.           205,000
             Cincinnati, Ohio   Owned       Adm./Const.           25,000

             Las Vegas,         Leased       Adm./Mfg.            47,000
              Nevada  . . . .
             Washington,
              Pennsylvania . .  Owned     Adm./Const./Mfg.     112,000(3)
             Knoxville,
              Tennessee . . .   Leased          Adm.               1,000
             Waverly,
              Tennessee . . .   Owned(2)  Adm./Const./Mfg.        95,000
             Winfield, West
              Virginia  . . .   Owned(2)    Adm./Const.           90,000

          INDUSTRA SERVICE
             Edmonton,          Owned(2) Adm./Const./Fabr.        20,000
              Alberta . . . .                  /Ther.
             New Westminster,
              British
              Columbia . . .    Owned(2)  Adm./Const./Mfg.        74,000
                                            /Fabr./Ther.
             Portland, Oregon   Leased    Adm./Const./Eng.        22,300
             Greenville,
              South Carolina .  Leased       Adm./Eng.            14,200
             Seattle,
              Washington . . .  Leased          Adm               18,800

          LAKE CHARLES GROUP
             Lake Charles,
              Louisiana . . .   Owned    Adm./Const./Fabr.        10,000

          MM INDUSTRA
             Dartmouth, Nova
              Scotia  . . . .    Owned(2)     Adm./Mfg.            60,000
             Dartmouth, Nova
              Scotia  . . . .    Leased      Mfg./Const.          180,000

          SRS
             Irvine,
              California  . .    Leased       Adm./Mfg.            24,000

          TURNER GROUP
             Bridge City,
              Texas . . . . .    Owned        Adm./Fabr.            2,686

             Port Arthur,
              Texas(4). . . .    Owned     Adm./Const./Mfg.        29,000

          UNITED ECO
             Highpoint, North
              Carolina  . . .    Owned    Adm./Const./Remed.        7,500
             Apex, North
              Carolina  . . .    Leased          Adm.               5,000
             Lexington, South
              Carolina  . . .    Leased      Adm./Remed.            5,000
             Blacksburg,
              Virginia  . . .    Leased          Lab.               5,000

          ----------------

          (1) Adm. = Administration; Const. = Construction warehouse; Mfg. = Manufacturing facility; Fabr. = Fabrication facility;
               Ther. = Thermal facility; Eng. = Engineering facility; Remed. = Remediation facility; Lab. = Laboratory.
          (2)  Subject to mortgage.
          (3) Amount includes approximately 30,000 square feet of floor space leased to unaffiliated tenants.
          (4) This facility is situated on 6.5 acres and contains 15,000 square feet of office and warehouse space and 14,000 square feet of covered fabrication area. The facility is in close proximity to the Intercoastal Waterway where piping and other fabricated components can be shipped.

          ITEM 3.  LEGAL PROCEEDINGS

             The Company and its operating subsidiaries are currently involved in various claims and disputes in the normal course of business. Management believes that the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             The  Company  did  not   submit  any  matter  to   a  vote   of
          shareholders during the last quarter of fiscal 1997 through the solicitation of proxies or otherwise.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          PUBLIC MARKET FOR COMMON SHARES

             The Company's Common Shares are traded on The Toronto Stock Exchange and The Nasdaq National Market under the trading symbols
          ECX and  ECGOF, respectively.   The Company's Common  Shares were
          traded on the American Stock Exchange under the symbol ECG until November 16, 1995 when the Company delisted from such exchange and listed its Common Shares on The Nasdaq National Market. As of February 27, 1998, there were 682 shareholders of record. The Company believes that the number of beneficial holders is significantly greater than the number of record holders as a large number of shares are held of record in nominee or broker names.

             The following table provides the quarterly high ask and low bid prices for the Company's Common Shares on the Nasdaq National Market and The Toronto Stock Exchange for the two years ended November 30, 1997.

                                   THE NASDAQ    TORONTO
                                    NATIONAL      STOCK
                                     MARKET     EXCHANGE
                                   ----------- -----------
                                      (US$)      (CDN$)
                                   HIGH   LOW
                                    ASK   BID  HIGH   LOW
                                   ----   ---  ----   ---
          Fiscal year ended November 30, 1996
             First quarter  . . . $6.25 $3.25 $8.37 $4.44
             Second quarter . . .  9.19  5.50 12.45  7.25
             Third quarter  . . . 11.50  7.25 15.50 10.00
             Fourth quarter . . . 11.25  6.38 15.10  8.75
          Fiscal year ended November 30, 1997
             First quarter  . . .  9.43  6.68 12.60  9.10
             Second quarter . . .  8.50  6.75 11.50  9.70
             Third quarter  . . . 10.18  5.87 14.05  8.25
             Fourth quarter . . . 14.75  9.12 20.05 12.95

             The Company is subject to covenants in loan agreements which restrict or limit the payment of cash dividends on its Common Shares. Notwithstanding such restrictions and limitations, it is the Company's present policy to retain future earnings for use in its business.

          PRIVATE PLACEMENTS OF COMMON SHARES

             The Company issued an aggregate of 265,000 shares of Common Shares with a market value of $2.4 million in exchange for all of
          the issued and outstanding shares  of capital stock of CCG.   The
          exchanges of Common Shares for shares of capital stock of CCG was exempt from registration under the Securities Act by virtue of
          Section 4(2) therein and Regulation D promulgated thereunder. See "Item 1. Description of Business -- Development of Business."

          ITEM 6.  SELECTED FINANCIAL DATA.

             Eco Environmental was acquired by the Company in November 1992, the Turner Group was acquired in October 1993, Cambridge was acquired in June 1994, the Lake Charles Group was acquired in July 1995, Environmental Evolutions was acquired in January 1996, both SRS and Industra Service were acquired in July 1996, MM Industra was acquired in September 1996, Chempower was acquired in March 1997 and CCG was acquired in
          September 1997.   Eco Environmental and Environmental  Evolutions
          were sold by the Company in August 1997, effective as of August 31, 1997. Accordingly, the statement of operations for the year ended November 30, 1993 reflects twelve months of operations for Eco Environmental and only one month of operations for the Turner Group. The statement of operations for the year ended November 30, 1994 reflects six months of operations for Cambridge. The statement of operations for the year ended November 30, 1995 reflects five months of operations for the Lake Charles Group. The statement of operations for the year ended November 30, 1996
          reflects   eleven   months   of  operations   for   Environmental
          Evolutions, six months of operations for United Eco, four months of operations for SRS and Industra Service and one month of operations for MM Industra. The statement of operations for the year ended November 31, 1997 reflects nine months of operations for Chempower, three months of operations for CCG and nine months of operations for Eco Environmental and Environmental Evolutions prior to their sale.
          The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item
          7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                              FISCAL YEAR ENDED
                                                 NOVEMBER 30
                              --------------------------------------------------
                               1997      1996       1995       1994       1993
                               ----      ----       ----       ----       -----

                                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
        STATEMENT OF OPERATIONS DATA:
        Total revenue .   $220,478   $119,529   $ 46,684   $ 34,991    $ 7,565
        Operating income    24,210      9,701      3,773      1,747        604
         (loss)
        Interest expense     4,946      1,747        713        681        229
        Pretax income
        (loss)  . . . .     19,264      7,954      3,060      1,066        375
        Net income
        (loss)  . . . .   $ 17,435   $  8,763   $  2,852   $    903    $   322
                         =========   ========   ========   ========    =======
        Net income
        (loss) per share  $   1.08   $   0.81   $   0.40   $   0.15    $  0.07
                         =========   ========   ========   ========    =======
        Weighted average
        shares
        outstanding(2)      16,218     10,846      7,217      6,191      4,680

        BALANCE SHEET DATA:
        Working capital   $ 59,907   $  3,280   $  6,639   $  6,441    $ 3,639
        Total assets  .    211,786    104,484     31,061     22,947     15,007

        Current debt  .      8,081     22,107      4,497      3,785        913

        Long-term debt      51,722      6,720      2,100      4,977      9,031
        Shareholders'
           equity  . . . . 107,099     55,043     18,736     11,299      3,288


          -------------------
          (1) Dollar amounts have been converted from Canadian dollars into United States dollars using the exchange rate at November 30, 1997 of one United States dollar to 1.4243 Canadian dollars.
          (2)  Reflects 1-for-10 reverse stock split in November 1993.


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW

             The Company entered into its current lines of business in November 1992 when it acquired Eco Environmental, and it has continued to expand its service capabilities, geographic presence
          and customer  base primarily by  acquiring other companies.   The
          Company acquired nine businesses between fiscal 1993 and fiscal 1997, and its revenues grew from $7.6 million in fiscal 1993 to $220.4 million in fiscal 1997 primarily as a result of such
          acquisitions.    In  fiscal  1997, the  Company  accelerated  its
          acquisition program by adding  Chempower and CCG, while disposing
          of Eco  Environmental and Environmental Evolutions.   The Company
          is reevaluating its continued interest in Dominion Bridge.

             The Company intends to continue to expand its business through the acquisition of companies in the industrial support and
          specialty  fabrication  businesses.  The   Company's  acquisition
          strategy entails  the potential  risks inherent in  assessing the
          value,   strengths,   weaknesses,   contingent  liabilities   and
          potential   profitability  of   acquisition  candidates   and  in
          integrating the  operations of acquired companies.   There can be
          no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions or that any business acquired will be integrated successfully or prove profitable.

             The Company's acquisition strategy has led to rapid growth in the Company's operations over the past five fiscal years. The Company's operations generally are managed at each of its subsidiaries, but core administrative, financing and strategic planning functions are performed at the holding company level. This rapid growth has increased, and may continue to increase, the operating complexity of the Company as well as the level and responsibility for both existing and new management personnel at
          the holding company level.   The Company's ability to  manage its
          expansion effectively will require it to hire and retain new management personnel at the holding company level and to continue to implement and improve its operational and financial systems, and assuming the acquisition of Dominion Bridge, to integrate the operations of Dominion Bridge and to oversee its Australian
          subsidiary.   The Company's  inability to effectively  manage its
          expansion could have a materially adverse effect on its results of operations and financial results.

          SEASONALITY AND QUARTERLY FLUCTUATIONS

             The Company's revenues from its industrial, environmental and specialty fabrication segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one-to two-quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

          RECOGNITION OF REVENUES

             The Company recognizes revenues and profits on contracts  using
          the percentage-of-completion  method  of accounting.   Under  the
          percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contacts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in
          which the facts requiring  the revisions become know.   Losses on
          contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in
          the  Company's  balance  sheet.    See  Note  1  to  Consolidated
          Financial Statements.

          RESULTS OF OPERATIONS

          Fiscal 1997 Compared to Fiscal 1996 Revenues

             Revenues
             --------

               The Company's revenues grew 84.0% to $220.4 million in fiscal 1997 from $119.5 million in fiscal 1996, primarily as a result of reporting the results of Chempower from February 27, 1997, CCG from September 1, 1997 and a full year of operations for MM Industra, SRS and Industra Services which were acquired in fiscal 1996. These results are partially offset by a decrease in revenues from Lake Charles Construction that generated $49.0
          million in revenues in  fiscal 1996 from  a single contract.   In
          addition, Eco Environmental and Environmental Evolutions were included only through their disposal date of August 31, 1997.

               During fiscal 1997, the Company generated approximately 66.9% of its revenues from the provision of industrial support services and 44.7% of its revenues from the provisions of such services to petroleum and petrochemical refining customers. Huntsman Chemical, International Paper, Mobil Oil, American Electric Power, Ashland Oil and Brown & Root together accounted for approximately 31.3% of the Company's total revenues in fiscal 1997, compared to 18.0% of the Company's top six customers in
          fiscal 1996.    Huntsman  Chemical  accounted  for  7.9% of  the
          Company's revenues in fiscal 1997. Although, none of the customers represented more than 10% of the Company's revenues, the loss of any one or more key customers could have a material adverse effect on the Company's results of operations and financial condition. Management believes that the Company's continued efforts to expand and diversify its customer base, in addition to the effects of a full year of operations from Chempower and the operations of Dominion Bridge, assuming completion of such acquisition, will further reduce the Company's dependence on certain key customers.

               The Company's industrial support segment generated $147.4 million or 66.9% of the Company's total revenues in fiscal 1997 compared to $94.6 million or 79.0% in fiscal 1996. This 56.0%
          increase in revenue is primarily the result of reporting Chempower's revenues from February 1997 and the effect of a full year of revenue from Industra and CCG's revenues from September 1, 1997. Management anticipates that the revenues generated by its industrial support service segment will represent a larger percentage of revenues in fiscal 1998 as the Company benefits from a full year of operations from Chempower and CCG.

               The revenues generated from the Company's environmental services segment decreased 34.6% to $12.1 million in fiscal 1997 from $18.5 million in fiscal 1996. This decrease primarily reflects the sale of Eco Environmental and Environmental Evolutions on August 31, 1997. As a percentage of total revenues the Company's environmental remediation service segment contributed approximately 5.5% of total revenues of fiscal 1997 compared to 15.5% of total revenues in fiscal 1996.

               The specialty fabrication business segment generated $60.9 million or 27.7% of the Company's total revenues in fiscal 1997, compared to $6.5 million or 5.4% in fiscal 1996. Management anticipates that the increase in revenues from the Company's specialty fabrication service segment will continue and this segment will contribute a greater percentage of the Company's total revenues in fiscal 1998 as a result of increased business at MM Industra, SRS and Chempower's Controlled Power Division.

          Operating Expenses
          ------------------

               The   Company's   total    operating   expenses increased
          approximately 81.3% to $199.5 million in fiscal 1997 from $110.1 million in fiscal 1996 primarily as a result of adding the operations of Chempower, from February 27, 1997, CCG from September 1, 1997 and the 1996 acquisitions of MM Industra and Industra Services. Expressed as a percentage of total revenues, operating expenses were approximately 90.5% in fiscal 1997 compared to 92.0% in fiscal 1996. Selling, general and administrative expenses incurred to $31.2 million in fiscal 1997 compared to $20.6 million in fiscal 1996. As a percentage of total revenues, selling, general and administrative expenses decreased to 14.1% in fiscal 1997 compared to 17.2% in fiscal 1996. The decrease is attributable to the Company's plan to control overhead expenses at all levels, which was implemented in fiscal 1996 and continued in fiscal 1997. The Company's interest expense on long-term debt increased to $4.9 million from $1.7 million, and as a percentage of total revenue, interest expense increased to 2.2% compared to 1.5% in fiscal 1996. Depreciation and amortization increased to $5.4 million in fiscal 1997 from $2.2 million in fiscal 1996. As a percentage of total revenues, depreciation and amortization increased to 2.4% in fiscal 1997 from 1.9% in fiscal 1996. Management believes that the Company has been able to contain operating expenses through a program instituted in fiscal 1994 pursuant to which project managers are required to track such cost control indicators as labor productivity and potential project cost overruns. Management believes that the Company will continue to be able to control operating expenses, but there can be no assurance that the Company's cost control policies will be as effective in the future as they have been in the past, especially if the Company completes the acquisition of Dominion Bridge, in which case it will be necessary to integrate operations, the cost of which cannot presently be estimated.

               Operating expenses of the Company's industrial support segment increased to $135.7 million in fiscal 1997 compared to $92.8 million in fiscal 1996. As a percentage of revenues from the industrial support segment, operating expenses decreased to 92.0% in fiscal 1997 compared to 98.2% in fiscal 1996.

               Operating expenses of the Company's environmental services segment decreased to $13.6 million in fiscal 1997 compared to $16.6 million in fiscal 1996. As a percentage of revenues from the environmental services segment, operating expenses increased to 111.9% in fiscal 1997 compared to 90.0% in fiscal 1996. Management does not expect this deteriorating trend to continue due to the sale of two environmental operating units as of August 31, 1997.

               Operating expenses of the Company's specialty fabrication services segment increased to $50.3 million in fiscal 1997 compared to $4.3 million in fiscal 1996. As a percentage of revenues from the specialty fabrication services segment, operating expenses increased to 82.5% in fiscal 1997 compared to 67.0% in fiscal 1996. This significant increase is due to a full year of operations for MM Industra and nine months of operations for Chempower's Controlled Power Division. Management believes that the specialty fabrication services segment will continue to grow based on the significant backlog of contracts in this segment.

             Provision for Income Tax.
             ------------------------

             In fiscal 1997, the Company applied the remaining $3.2 million in net loss carry forwards and began to accrue income taxes. The
          Company had  $1.8 million  in tax  expenses in  fiscal 1997.   At
          November 30, 1997, the Company had no tax loss carry forwards.

             Net Income.
             ----------

             Net income increased approximately 99.0% to $17.4 million, or $1.08 per share, in fiscal 1997 from $8.8 million, or $0.81 per
          share,  in fiscal 1996.   A tax recovery  of $809,000 contributed
          approximately 9.2% of the Company's net income in fiscal 1996 compared to a provision of $1.8 million in tax expense in fiscal 1997.

          Fiscal 1996 Compared to Fiscal 1995

             Revenues
             --------

               During fiscal 1996, the Company generated approximately 79.0% of its revenues from the provision of industrial maintenance services and 20.0% of its revenues from the provision of such services to petroleum and petrochemical refining customers. Huntsman Corporation, Star Enterprising, Goodyear and Rubber and BioLab together accounted for approximately 18.0% of the Company's total revenues in fiscal 1996 compared to 75.0% of the total revenues in fiscal 1995. No single customer accounted for more than 10.0% of the Company's total revenues during fiscal 1996.

               The Company's industrial maintenance segment generated $94.6 million or 79.0% of the Company's total revenues in fiscal 1996 compared to $41.3 million or 88.5% in fiscal 1995. This 129.0% increase in revenues reflects in part the addition of four months of operations of Industra Services and a single project performed by Lake Charles Construction in the amount of $49.0 million that concluded in fiscal 1996. The revenues generated by the Company's industrial maintenance operations that were in place at November 30, 1995 grew 105.0% in fiscal 1996.

               The revenues generated from the Company's environmental services segment increased 245.0% to $18.5 million in fiscal 1996 from $5.4 million in fiscal 1995. The growth primarily reflects the effects of eleven months of operation for Environmental Evolutions and six months of operations of United Eco. As a percentage of total revenues, the Company's environmental service segment contributed approximately 15.5% of total revenues in fiscal 1996 as compared to 11.5% of total revenues in fiscal 1995.

               The Company significantly expanded its specialty fabricating business in fiscal 1996 through the acquisition of SRS and MM Industra, and this business segment generated $6.5 million or 5.4% of the Company's total revenues in fiscal 1996. Prior to fiscal 1996, the Company had provided specialty fabricating services through the Turner Group and the Lake Charles Group as part of those subsidiaries' industrial maintenance services and the Company did not separately report revenues for specialty fabrication services.


             Operating Expenses.
             ------------------

             The Company's total operating expenses increased approximately 153.7% to $110.1 million in fiscal 1996 from $43.4 million in fiscal 1995 primarily as a result of adding the operations of
          five  new  subsidiaries  during  fiscal  1996.   Expressed  as  a
          percentage   of   total   revenues,   operating   expenses   were
          approximately 92.0% in fiscal 1996 compared to 92.9% in fiscal 1995. The Company's interest expense on long-term debt increased to $1.7 million from $713,000 but, as a percentage of total
          revenue,   interest   expense   remained   unchanged   at   1.5%.
          Depreciation and amortization increased to $2.2 million in fiscal 1996 from $1.1 million in fiscal 1995. As a percentage of total revenues, depreciation and amortization decreased slightly to 1.7% in fiscal 1996 from 2.4% in fiscal 1995.

             Provision for Income Tax.
             ------------------------

             The Company had net loss carry forwards in Canada with which it was able to reduce its tax liabilities. In fiscal 1996, the
          application  of   $786,000  in  such  net   loss  carry  forwards
          contributed to  a tax recovery of  $809,000 in fiscal 1996.   The
          Company paid $208,000 in taxes in fiscal 1995. At November 30, 1996, the Company had a total of $3.2 million in net loss carry forwards that expire incrementally between 1999 and 2003.

             Net Income.
             ----------

             Net income from continuing operations increased approximately 207.0% to $8.8 million, or $0.81 per share, in fiscal 1996 from $2.9 million, or $0.40 per share, in fiscal 1995. A tax recovery of $809,000 contributed approximately 9.2% of the Company's net income, or $0.07 per share, in fiscal 1996.

          LIQUIDITY AND CAPITAL RESOURCES

             The Company's  existing capital resources  consist of cash  and
          funds  available under its line  of credit.   The Company's cash
          and  short-term   investments  increased  to   $1.3  million   at
          November 30, 1997 from $317,000 at November 30, 1996.    Typically
          the  Company  maintains  cash levels  of
          between $1.5 million and $3.0 million for general corporate needs, with any excess cash used to reduce borrowings under the
          Company's  line  of  credit.    In  fiscal  1997, the  Company's
          operations used $18.9 million of cash compared to providing $3.8 million in fiscal 1996. This use of cash was primarily due to a $15.9 million increase in accounts receivable, a $14.0 million note receivable, a $7.8 million increase in cost and estimated earnings in excess of billings and a decrease of $4.5 million of accounts payable and accrued
          liabilities.   The Company's financing activities  in fiscal 1997
          provided $32.4 million  of net cash  compared to $12.2  million in
          fiscal 1996.   The increase  in 1997  was primarily due  to $33.5
          million of proceeds from notes payable compared to $14.9 million in fiscal 1996.

             In August 1997, the Company entered into a Credit and Guaranty Agreement with Union Bank of California, N.A., as agent for the lending banks, which provided (i) a six- year term loan of $52.5 million (the "Term Loan") and (ii) a five-year revolving credit facility (the "Revolver"). The proceeds of the Term Loan were used  to  repay and  consolidate  substantially all  of  the then
          outstanding    secured    borrowings,    including    acquisition
          indebtedness.     The  Loan bears  interest  at 3.25%  above  the
          variable rate of the agent's reference rate and may be converted into a Eurodollar Rate Loan, and is repayable in 22 consecutive
          installments of  $2,386,364  commencing on  May  31, 1998.    The
          proceeds of the Revolver are being used for working capital and for letter of credit arrangements. The loans are collateralized by substantially all of the Company's assets.

          The Company's investing activities use cash of $12.6 million, primarily to finance acquisitions.

             The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the
          funding of potential acquisitions.   Management believes that the
          Company's cash and funds available under its credit facilities are sufficient to meet its anticipated cash requirements, subject to raising additional capital as necessary for the Dominion Bridge Loan Facility and other aspects of the Dominion Bridge transaction, or other possible acquisitions.
          The Company is negotiating to fund its capital requirements by increasing its current line of credit. The Company is also seeking to raise additional capital by issuing debt (straight or convertible) or equity
          securities  in  private or  public offerings.    There can  be no
          assurance  that  the   Company  will  be  able   to  increase  or
          restructure its line of credit or that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.

             Accounts receivable at November 30, 1997 increased to $50.3 million from $21.1 million at November 30, 1996, after deducting allowances of $2.1 million and $346,000 for doubtful accounts at year-end fiscal 1997 and fiscal 1996, respectively. This increase in accounts receivable primarily reflects the addition of Chempower during fiscal 1997, which had, in the aggregate, accounts receivable of $12.4 million at November 30, 1997. The current portion of notes receivable increased to $17.8 million at November 30, 1997 from $6.8 million at November 30, 1996 largely as a result of the sale of Eco Environmental, Environmental Evolutions and MART. Inventory increased to $18.1 million at November 30, 1997 from $14.8 million at November 30, 1996. This increase in inventory reflects the addition of Chempower during fiscal 1997, which had, in the aggregate, inventory of $3.9 million at November 30, 1997.

             Property, plant and equipment increased to $33.0 million at November 30, 1997 from $25.2 million at November 30, 1996 as a result of the Company's acquisitions effected during fiscal 1997.

             Accounts payable and other accrued liabilities increased to $28.4 million at November 30, 1997 from $18.8 million from
          November   30,  1996  primarily  due   to  the  addition  of  new
          operations.

          INFORMATION REGARDING FORWARD LOOKING STATEMENTS

             This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
          1934.   Although the  Company believes that  its expectations are
          based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements made herein include the ability of the
          Company  to   continue  to   expand  through  acquisitions,   the
          availability of capital to fund the Company's expansion program, the ability of the Company to manage its expansion effectively,
          any  unexpected   problems  in  connection   with  the   proposed
          acquisition of Dominion Bridge, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and severe weather conditions that could delay projects.

          Impact of the Year 2000 Issue

             The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the
          applicable year.   Any  of the Company's  computer programs  that
          have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a
          system   failure  or   miscalculations  causing   disruptions  of
          operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

             Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates
          beyond December  31, 1999.   The Company presently  believes that
          with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

             Based on presently available information, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties
          to remediate their  own Year 2000 Issues.   However, there can be
          no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure
          to  convert  by   another  company  or   a  conversion  that   is
          incompatible with the Company's systems, would not have material adverse effect on the Company.

             The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000
          modifications.    The Company  plans  to complete  the  Year 2000
          project within one year, but no later than April 1999. The total remaining cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows of the
          Company.   Of the total project  cost, approximately $1.0 million
          is  attributable to the purchase  of new software,  which will be
          capitalized.   The remaining $500,000,  which will be expensed as
          incurred over the next two years, is not expected to have a material effect on the results of operations of the Company. To date, the Company has not incurred any expense for its Year 2000 project and the development of a remediation plan.

             The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on
          management's   best  estimates,  which   were  derived  utilizing
          numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ
          materially from  such plans.   Specific factors that  might cause
          such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              AMERICAN ECO CORPORATION

                          CONSOLIDATED FINANCIAL STATEMENTS

                                  NOVEMBER 30, 1997



                      [Letterhead of Coopers & Lybrand, L.L.P.]



                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------



          To the Shareholders and Directors of
          AMERICAN ECO CORPORATION


          We have audited the consolidated balance sheet of AMERICAN ECO CORPORATION and subsidiaries as of November 30 1997, and the consolidated statements of income, shareholders' equity and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMERICAN ECO CORPORATION and subsidiaries as of November 30, 1997, and the consolidated results of their operations and changes in financial position for the year then ended in conformity with generally accepted accounting principles in Canada.


          /s/ Coopers & Lybrand, L.L.P.

          Miami, Florida
          March 4, 1998

                [Letterhead of Karlins Fuller Arnold & Klodosky, P.C.]



                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------



          To the Board of Directors and Shareholders of AMERICAN ECO CORPORATION


          We have audited the accompanying consolidated balance sheet of American Eco Corporation as of November 30, 1996 and 1995, and the consolidated statements of income, shareholders' equity and changes in financial position for the years then ended, which as described in Note 15, have been prepared on the basis of accounting principles generally accepted in Canada. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States (and in Canada). U.S. standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eco Corporation as of November 30, 1996 and 1995, and the consolidated results of its operations and changes in financial position for the years then ended in conformity with generally accepted accounting principles in Canada.


          /s/ Karlins Fuller Arnold & Klodosky, P.C.

          Houston, Texas
          January 31, 1997

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States Dollars in thousands)

                                                             At November 30
                                                         -----------------------
                                                            1997          1996
                                                            ----          ----
                                        ASSETS
                                        ------

     CURRENT ASSETS
        Cash                                         $      1,259    $      317
        Accounts receivable, trade, less allowance
          for doubtful accounts of $2,078 in 1997
          and $346 in 1996, respectively                   50,349        21,098
        Current portion of notes receivable                17,757         6,695
        Costs and estimated earnings in excess of
          billings                                         13,145         3,446
        Inventory                                          18,079        14,846
        Deferred income tax                                 1,133         1,393
        Prepaid expenses and other current assets           6,920         4,499
                                                     ------------    ----------
          TOTAL CURRENT ASSETS                            108,642        52,294
                                                     ------------    ----------
     PROPERTY, PLANT AND EQUIPMENT, net                    33,023        25,199
                                                     ------------    ----------
     OTHER ASSETS
        Goodwill, net of accumulated amortization of
          $1,592 in 1997 and $762 in 1996,
          respectively                                     30,484        18,969
        Notes receivable                                   28,578           280
        Investments                                         9,142         7,645
        Other Assets                                        1,917            97
                                                     ------------    ----------
          TOTAL OTHER ASSETS                               70,121        26,991
                                                     ------------    ----------
          TOTAL ASSETS                               $    211,786    $  104,484
                                                     ============    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

     CURRENT LIABILITIES
        Accounts payable and accrued liabilities     $     28,400    $   18,822
        Notes payable                                       8,904        20,399
        Current portion of long-term debt                   8,081         1,708
        Billings in excess of costs and estimated
          earnings                                          3,350           419
                                                     ------------    ----------
          TOTAL CURRENT LIABILITIES                        48,735        41,348
                                                     ------------    ----------

     LONG-TERM LIABILITIES
        Long-term debt                                     51,722         6,720
        Deferred income tax liability                       3,144         1,373
        Other liabilities                                   1,086            --
                                                     ------------    ----------
          TOTAL LONG-TERM LIABILITIES                      55,952          8,093
                                                     ------------    ----------

          TOTAL LIABILITIES                               104,687         49,441
                                                     ------------    ----------

     COMMITMENTS AND CONTINGENCIES


     SHAREHOLDERS' EQUITY
        Share capital                                      75,577        39,411
        Share capital subscribed                               --            34
        Contributed surplus                                 2,845         2,845
        Cumulative foreign exchange                       (1,511)            --
        Retained earnings                                  30,188        12,753
                                                     ------------    ----------
          TOTAL SHAREHOLDERS' EQUITY                      107,099        55,043
                                                     ------------    ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $    211,786    $  104,484
                                                     ============    ==========

                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                               AMERICAN ECO CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                     FOR THE THREE YEARS ENDED NOVEMBER 30, 1997
                         (United States Dollars in thousands)


                                                             1997        1996
                                                            ------      -------

     REVENUE                                            $   220,478 $   119,529
                                                        ----------- -----------
     COSTS AND EXPENSES
        Direct costs of revenue                             162,882      87,203
        Selling, general and administrative expenses         31,243      20,616
        Interest expense, net                                 4,946       1,747
        Depreciation and amortization                         5,382       2,232
        Gain on sale of assets and subsidiaries              (2,682)         (2)
        Foreign exchange income                                (557)       (221)
                                                        ----------- -----------
                                                            201,214     111,575
                                                        ----------- -----------

     INCOME BEFORE PROVISION FOR (RECOVERY
        OF) INCOME TAXES                                     19,264       7,954

     PROVISION FOR (RECOVERY OF) INCOME TAXES                 1,829       (809)
                                                        ----------- -----------
     NET INCOME                                         $    17,435 $     8,763
                                                        =========== ===========

     Earnings per common share
        Basic                                           $      1.08 $      0.81
                                                        =========== ===========
        Adjusted basic                                  $      1.03 $      0.78
                                                        =========== ===========
        Fully diluted                                   $      0.90 $      0.74
                                                        =========== ===========

     Weighted average number of shares used in
        computing earnings per common share
        Basic                                            16,218,034  10,846,516
                                                         ==========  ==========
        Adjusted basic                                   17,667,960  11,435,636
                                                         ==========  ==========
        Fully diluted                                    21,809,562  12,325,043
                                                         ==========  ==========


                                                             1995
                                                           --------

     REVENUE                                             $   46,684
                                                         ----------
     COSTS AND EXPENSES
        Direct costs of revenue                              39,456
        Selling, general and administrative expenses          2,814
        Interest expense, net                                   713
        Depreciation and amortization                         1,107
        Gain on sale of assets and subsidiaries                (370)
        Foreign exchange income                                 (96)
                                                         ----------
                                                             43,624
                                                         ----------

     INCOME BEFORE PROVISION FOR (RECOVERY
        OF) INCOME TAXES                                      3,060

     PROVISION FOR (RECOVERY OF) INCOME TAXES                   208
                                                         ----------

     NET INCOME                                          $    2,852
                                                         ==========


     Earnings per common share
        Basic                                            $     0.40
                                                         ==========
        Adjusted basic                                   $     0.38
                                                         ==========
        Fully diluted                                    $     0.36
                                                         ==========

     Weighted average number of shares used in computing
        earnings per common share
        Basic                                             7,217,005
                                                         ==========
        Adjusted basic                                    8,174,509
                                                         ==========
        Fully diluted                                     8,995,005
                                                         ==========





                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                               AMERICAN ECO CORPORATION
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE THREE YEARS ENDED NOVEMBER 30, 1997
                         (United States Dollars in thousands)

                                            Share Capital
                                      -------------------------

                                                                      Share
                                                                     Capital
                                        Shares         Amount       Subscribed
                                       --------      ---------      ----------
      Balance, November 30, 1994      6,822,341      $  6,511          $ 805



      Conversion of debentures        1,147,250         3,454
      Issued for acquisitions           681,381         2,513
      Issued for cash                    78,500           145
      Issued for services               130,000           460

                                            Share Capital
                                      -------------------------

                                                                      Share
                                                                     Capital
                                        Shares         Amount       Subscribed
                                       --------      ---------      ----------
      Share issue cost                                 (1,280)
      Subscriptions collected                                           (707)
      Net income
                                      ---------      --------         ------

      Balance, November 30, 1995      8,859,472        11,803             98


      Conversion of debentures          198,820         1,284
      Issued for acquisitions         4,283,204        27,269
      Issued for cash                   594,940         1,743
      Issued for services               281,000         1,753
      Share issue cost                                 (4,441)
      Subscriptions collected                                            (64)
      Net income
                                      ---------      --------         ------

      Balance, November 30, 1996     14,217,436        39,411             34


      Conversion of debentures        3,126,366        21,150
      Issued for acquisitions         1,010,913         8,570
      Issued for notes                  811,260         7,784
      Issued for cash                   376,575         1,613
      Issued for services                66,530           578
      Share issue cost                                 (3,563)
      Cumulative foreign exchange
      Subscriptions collected            20,000            34            (34)
      Net income

                                      ---------      --------         ------
                                     19,629,080      $ 75,577         $   --
      Balance, November 30, 1997     ==========      ========         ======


                                           Cumulative                  Total
                              Contributed   Foreign     Retained   Shareholders'
                                Surplus     Currency    Earnings      Equity
                              -----------  ----------   --------   -------------

     Balance, November 30,
       1994                     $ 2,845     $    --      $ 1,138     $ 11,299


     Conversion of
       debentures                                                       3,454
     Issued for acquisitions                                            2,513
     Issued for cash                                                      145
     Issued for services                                                  460
     Share issue cost                                                  (1,280)
     Subscriptions collected                                             (707)
     Net income                                            2,852        2,852
                                -------     -------      -------     --------

     Balance, November 30,
       1995                       2,845          --        3,990       18,736


     Conversion of
       debentures                                                       1,284
     Issued for acquisitions                                           27,269
     Issued for cash                                                    1,743
     Issued for services                                                1,753
     Share issue cost                                                  (4,441)
     Subscriptions collected                                              (64)
     Net income                                            8,763        8,763
                                -------     -------      -------     --------

     Balance, November 30,
     1996                         2,845          --       12,753       55,043


     Conversion of
       debentures                                                      21,150
     Issued for acquisitions                                            8,570
     Issued for notes                                                   7,784
     Issued for cash                                                    1,613
     Issued for services                                                  578
     Share issue cost                                                  (3,563)

                                           Cumulative                  Total
                              Contributed   Foreign     Retained   Shareholders'
                                Surplus     Currency    Earnings      Equity
                              -----------  ----------   --------   -------------

     Balance, November 30,
       1994                     $ 2,845     $    --      $ 1,138     $ 11,299
     Cumulative foreign
       exchange                              (1,511)                   (1,511)
     Subscriptions collected                                               --
     Net income                                           17,435       17,435
                                -------     -------      -------     --------

     Balance, November 30,      $ 2,845     $(1,511)     $30,188     $107,099
       1997                     =======     =======      =======     ========


                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                     FOR THE THREE YEARS ENDED NOVEMBER 30, 1997
                         (United States Dollars in thousands)

                                                         1997     1996    1995
                                                       -------- -------- -------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $ 17,435 $  8,763 $ 2,852
       Adjustments to reconcile net income to net
          cash provided by operating activities:
        Gain on sale of assets and subsidiaries         (2,682)     (2)   (370)
        Depreciation and amortization                    5,382   2,232   1,107
        Change in deferred income taxes                  1,829     490     (64)
        Noncash income, net                                325     --      --
        Change in certificate of deposit,
          restricted                                        --      (8)     (6)
        Change in accounts receivable                  (15,932) (1,823) (1,356)
        Change in notes receivable                     (14,000)     --      --
        Change in costs and estimated earnings in
         excess of billings                             (7,824)   (363) (1,059)
        Change in inventory                                106  (2,511)    189
        Change in prepaid expenses                       1,424    (748)    256
        Change in accounts payable and accrued
         liabilities                                    (4,523) (2,312)    981
        Change in billings in excess of costs and
         estimated earnings                               (458)     34      75
                                                        ---------------- -------
     Net cash provided by (used in) operating
         activities                                    (18,918)  3,752   2,605
                                                        -------- -------- ------



     CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                             (3,134) (4,803)  (386)
        Proceeds from sale of equipment                   3,448      53     --
        Acquisition of business, net of cash
         acquired                                       (10,493)  (568)   (805)
        Proceeds from notes receivable                      996   3,257    288
        Disbursements for notes receivable               (2,094) (8,350)  (625)
        Increase in investment                           (1,277) (6,156)  (727)
                                                        -------  -------   -----
     Net cash used in investing activities             (12,554) (16,567) (2,225)
                                                        -------  ------  -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                      33,500  14,920     800
        Proceeds from long-term debt                     58,500     428      --
        Principal payments on notes payable             (53,196)  7,412    (739)
        Principal payments on long-term debt             (7,607) (1,015)   (464)
        Proceeds from sales/leaseback                     4,000      --       --
        Deferred foreign exchange                            --      --     (27)
        Debt issuance costs                              (1,917)     --       --
        Debenture issuance costs                             --    (193)     --
        Stock issuance costs                             (2,479)     --    (125)
        Issuance of common stock                          1,613    5,506    229
                                                        ---------------- -------
     Net cash provided by (used in) financing
         activities                                      32,414   12,234   (326)
                                                        ---------------- -------


     NET INCREASE (DECREASE) IN CASH                        942    (581)     24

     CASH AT BEGINNING OF YEAR                              317     898     874
                                                        ---------------- -------

     CASH AT END OF YEAR                               $  1,259  $  317 $   898
                                                        ================ =======





                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                         (United States Dollars in thousands)

     American Eco Corporation and its wholly-owned subsidiaries ( the Company" or "AEC") provide industrial services, environmental services and specialty manufacturing to the petrochemical, refining, forest products and offshore fabrication industries.

     1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and United States GAAP are described in Note 15.

     The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Revenue Recognition - The Company recognizes revenues and profits on fixed
     -------------------
     price contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined.

     Inventory  - Inventory is valued on the lower of cost or market method,
     ---------
     with cost determined on the first-in, first-out method.

     Property, Plant and Equipment - Property and equipment are stated at cost.
     -----------------------------
     Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method over the following periods based on their estimated useful lives:

     Buildings                                                      20-40 years
     Fabrication machinery, mobile and other equipment               3-15 years

     Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred. When property and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

     Goodwill - The cost in excess of the fair value of the net assets of
     --------
     businesses acquired at their respective acquisition dates are amortized on a straight-line basis over 40 years. On an annual basis, the Company assesses the carrying value in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

     Income Taxes - The Company reflects income taxes based on the tax
     ------------
     allocation method. Under this method, timing differences between reported and taxable income result in provisions for taxes not currently payable. Such timing differences arise principally as a result of claiming depreciation and amortization for tax purposes at amounts differing from those charged to income.

     Other Assets - Included in other assets is approximately $1.5 million of
     ------------
     debt issuance costs which are being amortized over the term of the debt.

     Earnings Per Share - Basic earnings per share has been calculated on the
     ------------------
     basis of net earnings for the year divided by the weighted average number of common shares outstanding during the period. Adjusted basic earnings per share has been calculated assuming the actual debt conversions occurring during the year had taken place at the beginning of the year, or at the date of issuance if issued during the year. Fully diluted earnings per share additionally assumes all options and warrants have been exercised at the later of the beginning of the fiscal period or the option issue date.


     1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------
                                                        1997      1996     1995
                                                        ----      ----     ----
     Cash paid during the years for:
        Interest                                      $4,718    $1,614     $713
        Income taxes                                  $  281    $   --     $ 66

     Translation of Financial Statements into United States Dollars - The
     --------------------------------------------------------------
     consolidated financial statements are expressed in United States dollars using foreign currency translation procedures established by the Canadian Institute of Chartered Accountants.

     For self-sustaining operations, the assets and liabilities denominated in a foreign currency are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses are accumulated in a separate component of shareholders' equity. Revenues and expenses are translated at average exchange rates prevailing during the period. For integrated purposes current assets, current liabilities and long-term debt are translated into United States dollars using year end rates of exchange; all other assets and liabilities are translated at applicable historical rates of exchange. Revenues, expenses and certain costs are translated at annual average exchange rates except for inventory, depreciation and amortization which are translated at historical rates. Realized exchange gains and losses and currency translation adjustments relative to long-term monetary items with a fixed and ascertainable life are deferred and amortized on a straight-line basis over the life of the item.

     Use of estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain amounts from prior years have been reclassified
     -----------------
     to conform to the current year's presentation.

     2.  BUSINESS COMBINATIONS

     1997
     Effective February 28, 1997, the Company acquired all of the outstanding common stock of Chempower, Inc. ( Chempower"). All of the stockholders of Chempower, other than two principal stockholders (the Principal Stockholders") received $6.20 in cash for each of their Chempower shares. The Principal Stockholders received a portion of their consideration in cash and the balance was represented by a $15.9 million promissory note paid in August 1997. Based upon a total of approximately 7.6 million Chempower shares outstanding, the total acquisition cost was approximately $50 million, including acquisition costs of approximately $3 million. The acquisition was partially funded by a placement by the Company of $15 million, 9.5%, 10 year Convertible Debentures. Concurrent with the Chempower acquisition, the Company entered into installment purchase agreements with Holiday Properties, a general partnership owned by the Principal Stockholders. These agreements provide for the acquisition of three parcels of real property which had been leased to Chempower. The aggregate purchase price for the three properties amounted to $4.5 million, of which $.5 million was paid on February 28, 1997. The purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $12 million.

     Effective September 1, 1997, the Company acquired all of the outstanding common stock of CCG Commercial Construction Group, Inc. in exchange for 265,000 shares of Company common stock with a fair market value of approximately $2.6 million. The aggregate purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $3 million.


     2.  BUSINESS COMBINATIONS (continued)

     1996
     Effective January 1, 1996, the Company acquired all of the outstanding common stock of Environmental Evolutions, Inc. in exchange for 400,000 shares of Company common stock with a fair market value of $2.4 million. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by approximately $3.3 million and has been included in goodwill. Pro forma results were not material to the Company's financial position or results of operations. See Note 3 to Consolidated Financial Statements.

     Effective May 31, 1996, the Company acquired substantially all the assets and assumed certain liabilities of United Eco Systems, Inc. ( United Eco"). The purchase price consisted of 315,000 shares of Company common stock with a fair market value of $2.5 million. The purchase price and expenses associated with the acquisition exceeded the fair market value of net assets acquired by approximately $2.8 million and has been included in goodwill. Pro forma results were not material to the Company's financial position or results of operations.

     Effective July 1, 1996, the Company acquired all of the outstanding common stock of Separation and Recovery Systems, Inc. ("SRS"). The purchase price consisted primarily of 753,634 shares of the Company common stock with a fair market value of $5.7 million, which approximated the book value of SRS.

     Effective July 22, 1996, the Company acquired all of the outstanding common stock of Industra Service Corporation ("Industra"). AEC exchanged 0.425 common shares for each common share of Industra, or 1,647,459 shares of AEC common shares. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets of the business acquired by approximately $5.6 million.

     All acquisitions have been accounted for using the purchase method; accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess purchase price and related expenses over the fair value of net assets acquired is included in Goodwill. Under the purchase method of accounting, the results of operations are included in the consolidated financial statements from their acquisition dates.

     The unaudited pro forma results, assuming the CCG, Chempower, SRS and Industra acquisitions had occurred at December 1, 1995, are as follows:

                                                           1997           1996
                                                         --------       -------
     Revenues                                            $245,898      $252,928
     Net income                                          $ 12,348      $  9,997
     Basic earnings per share                            $   0.74      $   0.80

     The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

     1995
     In July, 1995, the Company acquired all of the outstanding capital stock of Lake Charles Construction Corporation in exchange for issuance of 520,000 shares of the Company's common stock valued at $2 million. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets acquired by approximately $4.6 million.


     2.  BUSINESS COMBINATIONS (continued)

     A summary of total assets, total liabilities and goodwill from the above business combinations are as follows:

                                    Consideration                Assets
                                    -------------                ------

     1997
     Chempower                              $ 50,000                  $55,543
     CCG                                       2,600                    5,103
     1996
     Environmental Evolutions                  2,400                      370
     United Eco                                2,500                    5,489
     SRS                                       5,700                   11,907
     Industra                                 16,300                   27,816

                                                         Net Book
                                     Liabilities           Value      Goodwill
                                     -----------         --------     --------

     1997
     Chempower                              $ 15,543     $ 40,000    $ 10,000
     CCG                                       5,503         (400)      3,000
     1996
     Environmental Evolutions                  1,270         (900)     (3,300)
     United Eco                                5,789         (300)     (2,800)
     SRS                                       6,207        5,700          --
     Industra                                 17,116       10,700       5,600



     3.  DISPOSAL OF ECO ENVIRONMENTAL AND ENVIRONMENTAL EVOLUTIONS

     On August 31, 1997, the Company sold its wholly owned subsidiaries, Eco Environmental, Inc. and Environmental Evolutions, Inc., to Eurostar Interests, Ltd. ("Eurostar"), a company controlled by the Vice-Chairman of AEC, in exchange for a note in the amount of $11 million. This note bears interest at the rate of 10% and is due on August 31, 1998. The note is collateralized by all of the common stock of Eurostar and is also supported by a performance bond in the amount of $3 million. As a result of this transaction, the Company recorded a gain of approximately $2.5 million.

     4.  NOTES RECEIVABLE

                                                                1997      1996
                                                              --------  --------
     EIF Holdings, Inc., due August, 1998, maximum borrowings
     of $20 million, interest at prime plus 2%,
     uncollateralized. See Note 5 to Consolidated Financial
     Statements.                                              $ 17,876  $  4,908

     George E. Phillips Holdings, Ltd., $2.8 million due
     January, 1998, quarterly payments of $446,166 from
     February, 1998 through August, 2002, with final payment
     due in November 2002, interest at 10% collateralized by
     50% of the issued and outstanding shares of common stock
     of Mid Atlantic Recycling Technologies, Inc. ("MART").
     See Note 21 to Consolidated Financial Statements.          14,000        --

     Eurostar, due August 1998, interest at 10%,
     collateralized by 100% of the issued and outstanding
     shares of common stock of Eurostar and a performance
     bond for $3 million.                                       11,000        --

     Receivables from joint ventures.  See Note 6 to
     Consolidated Financial Statements.                          1,500        --

     Notes receivable from officers and directors.               1,468       840

     4.  NOTES RECEIVABLE (continued)
                                                                1997      1996
                                                              --------  --------

     Mid Atlantic Recycling Technologies, Inc., monthly
     payments of $5,175, interest at 12.5%,
     collateralized by equipment.                                  219        --

     Kam Biotechnology International, LLC, due December,
     1998, interest at 6% uncollateralized.                        200       200

     Impala Development, Ltd., interest at 12%,
     collateralized by 144,500 shares of AEC common stock           --       775

     Miscellaneous notes receivable                                 72       252
                                                              --------   -------
                                                                46,335     6,975
     Current portion                                            17,757     6,695
                                                              --------   -------
     Long-term portion                                        $ 28,578   $   280
                                                              ========   =======

     5.  EIF Holdings, Inc.

     During June, 1996, the Company purchased 4,600,000 shares of EIF Holdings, Inc. ("EIFH") common stock for $2.8 million. On November 7, 1996, the Company acquired an additional 200,000 shares of EIFH common stock through the issuance of 25,000 shares of its common stock, and on November 20, 1996, the Company purchased 4,000,000 shares of EIFH in exchange for $70 thousand and 300,000 shares of the Company's common stock. At November 30, 1997, the Company's total investment in EIFH was approximately $5.2 million and represents 36% of EIFH's total common stock. Additionally during 1996, the Company entered into a Stock Purchase Agreement with EIFH whereby the Company has an option to purchase 10,000,000 shares of EIFH for $1 million. This option is subject to EIFH stockholders increasing the authorized number of common shares. The Company has accounted for its investment in EIFH pursuant to the equity method of accounting commencing January 1, 1997.

     In February 1996, the Company agreed to loan money to EIFH pursuant to a line of credit agreement with a maximum borrowing of $5.2 million. This line of credit was not collateralized and was due on July 31, 1997. Effective July 31, 1997, the line of credit was renewed, extended and modified to increase the maximum borrowing amount to $15 million and extend the maturity to February 18, 1998. On September 30, 1997, the Company increased the maximum borrowing amount to $20 million. This renewal included an option for the Company to convert the entire indebtedness into common shares of EIFH at 85% of the average market price of the previous five days, subject to approval of an increase in the number of authorized shares by EIFH's stockholders. On February 18, 1998, the Company extended the maturity date of the line of credit to August 18, 1998. As of November 30, 1997, the total receivable from EIFH is $17.9 million, which includes accrued interest of $1.04 million. The Company received interest income of $0.8 million related to the loan outstanding during 1997.

     On December 22, 1997, the Company granted an option to Frank Fradella, Chief Executive Officer of EIFH, to purchase the Company's 8,800,000 shares of EIFH for a price of $0.65 per share. Additionally, the Company granted Frank Fradella a proxy to vote the Company's shares of EIFH.

     On November 19, 1997, EIFH completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provides specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, EIFH acquired all of the issued and outstanding common stock of Manta for consideration of $4.7 million in cash and $2.2 million in convertible promissory notes of EIFH, payable in installments with a final payment due on November 18, 2000 (the "Stockholder Notes"). Subject to the approval by EIFH stockholders of an amendment to EIFH's charter authorizing the requisite amount of stock, at any time after June 30, 1998 the holders of the Stockholder Notes may convert any principal payment due under the Stockholder Notes into shares of

     5.  EIF HOLDINGS, INC. (continued)

     EIFH's common stock at a conversion price equal to the closing transaction price of EIFH Stock on the date a conversion notice is received by EIFH.

     Also concurrently with the Acquisition, in connection with financing provided to EIFH, EIFH issued a $6.5 million Convertible Promissory Note. The Note bears interest at the rate of 5 1/4% per annum, becomes due on May 18, 1999 and is collateralized by a pledge of all of the Manta Stock. Subject to approval of EIFH's Stockholders of an amendment to EIFH's charter authorizing the requisite amount of preferred and common stock at a conversion price of $1.00 per share, with such Preferred Convertible Stock convertible into EIFH common stock.

     Also in connection with the Acquisition, EIFH issued a $2.5 million Promissory Note. The note bears interest at the rate of 9% per annum and becomes due on February 16, 1998. The loan amount represented by the note was used by EIFH to refinance certain indebtedness of Manta.

     The Company's investment in EIFH exceeds the net assets of EIFH by approximately $15 million. Such amounts are being amortized over 40 years. As of November 30, 1997, the quoted market value of the Company's 8.8 million shares of EIFH is approximately $4.1 million.

     Summarized financial information for EIFH as of September 30, 1997 and for the nine months then ended is as follows:

     Current assets                                               $ 13,806
     Noncurrent assets                                                 870
     Current liabilities (including note payable to the Company)    25,017
     Stockholders' deficit                                         (10,341)
     Revenues                                                       10,858
     Operating loss                                                 (1,344)
     Net loss                                                         (100)


     6.  INVESTMENT IN JOINT VENTURES

     The Company, through it's wholly owned subsidiary SRS, participates in four joint ventures with equity interests ranging from 33% to 50%. Each of these joint ventures is involved in operating SRS' waste treatment equipment.

     At November 30, 1997, the Company's total investment in these joint ventures is approximately $3.7 million and the Company has receivables from the joint ventures of approximately $1.5 million. During 1997, the Company sold and leased certain equipment to the joint ventures in the amount of approximately $5 million. The Company has deferred profit on these transactions to the extent of its ownership interest in the amount of approximately $1.6 million. The results of operations and financial position of these joint ventures are not material to the Company's financial position and results of operations as of November 30, 1997.

     7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                             1997       1996
                                                           --------   --------
     Land                                                  $  5,570   $  1,965
     Buildings                                               14,140      7,345
     Fabrication machinery, mobile and other equipment       18,678     20,901
     Furniture and fixtures                                   1,978      1,645
     Equipment under capital leases                           1,040        626
     Leasehold improvements                                   1,389        908
                                                           --------   --------
                                                             42,795     33,390
     Accumulated depreciation and amortization                9,772      8,191
                                                           --------   --------
                                                           $ 33,023   $ 25,199
                                                           ========   ========

     Depreciation expense for the years ended November 30, 1997, 1996 and 1995 was $4,467, $1,695 and $986, respectively.

     8.  INVENTORY

     The components of inventory are as follows:

                                                             1997       1996
                                                           --------   --------
     Raw materials                                         $  6,358   $  3,897
     Consumable supplies                                      3,345      2,103
     Finished goods                                           8,376      8,846
                                                           --------   --------
                                                           $ 18,079   $ 14,846
                                                           ========   ========


     9.  LONG-TERM DEBT INCLUDING CAPITAL LEASES
                                                             1997       1996
                                                          --------------------
     Note payable to Union Bank of California, payable
     $2,386,364 per quarter beginning April, 1998,
     interest at LIBOR plus 3.25% collateralized by the
     stock of AEC's subsidiaries, their guarantees and
     substantially all assets of AEC.                      $ 52,500         --

     Note payable to Deere Park Capital Management,
     payable interest only until June, 1998 then monthly
     payments of $83,333 plus interest until final
     payment in May, 2000, interest at 10%,
     uncollateralized.                                        5,000         --

     Note payable to Semamor Enterprises, L.P., payable
     interest only until June, 1998 then monthly
     payments of $16,667 plus interest until final
     payment in May, 2000, interest at 10%,
     uncollateralized.                                        1,000         --

     Note payable to Bank of America, payable $83,000
     per month beginning January, 1997, plus interest at
     bank's reference rate plus 0.75%, collateralized by
     receivables, inventory, machinery and equipment
     of SRS.                                                     --      3,000

     Note payable to Hongkong Bank of Canada, payable
     $23,000 per month, including interest at 9.00%,
     collateralized by real estate of Industra.                  --      2,062

     Note payable to The C.A. Turner Construction Company,
     Texas payable $92,000 quarterly including interest
     at 8.00%, collateralized by substantially all of
     the fixed assets of C.A. Turner Construction, Inc.
     and Action Contract Services, Inc., two subsidiaries
     of the Company, maturing December 2000.                     --      1,240

     Notes payable, other                                     1,303      2,126
                                                           --------   --------
                                                             59,803      8,428
     Current portion                                          8,081      1,708
                                                           --------   --------
     Long-term portion                                     $ 51,722   $  6,720
                                                           ========   ========

     The aggregate principal payments on long-term debt during the years subsequent to November 30, 1997 are: 1998 - $8,081; 1999 - $11,381; 2000 -
     $13,914; 2001 - $9,686; 2002 - $9,582; thereafter $7,159.

     At November 30, 1997, there is approximately $8,904 of notes payable outstanding. Included in this amount is a payable to Union Bank of California under a revolving credit facility in the amount of $8,500. The maximum borrowings under the credit facility is $12,000, bears interest at either the prime rate plus 2% or LIBOR plus 3% and is collateralized by substantially all of the assets of the Company. This revolving credit facility expires on August 31, 2002. Additionally, the Company has a balance of $397 under a revolving credit facility with Comerica. The maximum borrowings under this facility are $500 and it is collateralized by the assets of CCG.

     Under the Union Bank of California credit facility, the Company is required to maintain certain financial ratios and is restricted by covenants from certain corporate actions including a prohibition on the Company paying dividends.

     At November 30, 1996, the Company had borrowings under various credit facilities, all of which were repaid in connection with the borrowings from Union Bank of California in 1997.

     10.  LEASE AGREEMENTS

     The Company leases equipment and office and warehouse space under operating leases that expire at various times through September 2002. Future minimum payments, by year and in the aggregate, under these operating leases, consisted of the following at November 30:

     1998                                        $2,662
     1999                                         2,210
     2000                                         1,751
     2001                                         1,464
     2002                                           629
                                                 ------
     Total minimum lease payment                 $8,716
                                                 ======

     Rent expense for the years ended November 30, 1997, 1996 and 1995 amounted to $634, $538 and $181, respectively.

     In May, 1997, the Company entered into a sales/leaseback transaction with a third party for machinery and equipment. In conjunction with this transaction, the Company recorded a deferred gain of $1.2 million, which is being amortized over the sixty month life of the lease.

     11.  COSTS AND ESTIMATED EARNINGS ON JOBS IN PROGRESS

                                                          1997      1996
                                                        --------  --------
     Costs, estimated earnings and billings are summarized as follows:

     Costs incurred on uncompleted jobs                 $186,518 $ 66,476
     Estimated earnings                                   28,432    8,417
                                                        -------- --------
                                                         214,950   74,893
     Billings to date                                    205,155   71,866
                                                        -------- --------
                                                        $  9,795 $  3,027
                                                        ======== ========

     Included in the accompanying balance sheet under the following captions:

     Costs and estimated earnings in excess of billings $ 13,145 $  3,446
     Billings in excess of costs and estimated earnings   (3,350)    (419)
                                                        -------- --------
                                                        $  9,795 $  3,027
                                                        ======== ========
     12.  RELATED PARTY TRANSACTIONS

     For the years ended November 30, 1997, 1996 and 1995, the Company had business transactions with related parties. The details of these transactions and balances owing from and to these parties are as follows:

     During the year ended November 30, 1997, fees aggregating $522 were paid to a director in his capacity as an officer of the Company. Of this amount $20 is included in share issue costs, as a reduction to common stock, and $502 is included in administrative expenses. Additionally, another director was paid $113 for services rendered during the year, which is included in deferred financing costs.

     During the year ended November 30, 1996, fees aggregating $120 were paid to a director, in his capacity as an officer of the Company. Of this amount, $80 is included in deferred financing costs, $30 is


     12.  RELATED PARTY TRANSACTIONS (continued)

     included in share issue costs, as a reduction to common stock, and $10 is included in administrative expenses. Additionally, another director was paid $109 for services rendered during the year, of which $27 is included in deferred financing costs, $18 is included in share issue costs, as a reduction to common stock, and $64 is included in administrative expenses.

     During the year ended November 30, 1995, fees aggregating $84 were paid to a director, in his capacity as an officer of the Company. Of this amount, $75 is included in share issue costs, as a reduction to common stock, and $9 is included in administrative expenses. Additionally, another director was paid $140 for services rendered during the year, of which $110 is included in deferred bid costs and $30 is included in deferred financing costs.

     13.  INCOME TAXES

     CANADA
     Income tax expense varies from the amount that would be computed by applying the basic combined Canadian federal and provincial rate of 44.34%, as follows:

                                                1997       1996       1995
                                               ------     ------     ------

     Basic rate applied to pre-tax income   $   8,542   $  3,526  $   419
     Reduction due to income taxed in other
        jurisdictions                          (5,316)    (2,603)      --
     Other                                       (247)      (137)    (315)
     Reduction of income taxes due to
        application of loss carry forwards     (2,507)      (786)    (104)
                                            ----------  --------- --------
     Effective Canadian tax expense         $     472   $     --  $    --
                                            ==========  ========= ========


     UNITED STATES
     The components of the provision for (recovery of) income taxes are as follows:

                                                1997       1996       1995
                                               ------     ------     ------
     Federal                                 $  4,076   $   (865) $     16
     State                                        360         50       128
     Reduction of income taxes due
       to application of loss
       carryforwards                           (1,701)        --        --
     Benefits from previously unrecorded
       tax items                               (1,529)        --        --
     Other                                        151          6        64
                                              -------   --------  --------
     Effective US tax expense (benefit)      $  1,357   $   (809) $    208
                                              =======   ========  ========

     Total tax expense (benefit)
       consisting of

       Current                               $      -   $   (815) $    144
       Deferred                                 1,829          6        64
                                              -------   --------  --------
                                             $  1,829   $   (809) $    208
                                              =======   ========  ========


     Deferred income taxes result from timing differences between the recording of income for accounting purposes and for income tax purposes and from the estimated future tax benefit from operating losses when, in the opinion of management, realization of such benefits is not virtually certain.

     14.  SHARE CAPITAL

     AUTHORIZED SHARE CAPITAL
     The authorized share capital consists of unlimited Class A Preference shares and unlimited, no par value common shares.

     SHARE WARRANTS
     As of November 30, 1997, the Company had 3.6 million outstanding share warrants, which call for the issuance of one common share upon presentation of the warrant at issue prices ranging from $4.00 to $9.56. These warrants expire at various times through September 2002.

     STOCK OPTIONS
     In 1997 the Stockholders adopted the Company's 1997 Stock Option Plan (the "Plan"). Under the Plan, the Company is authorized to issue 2,956,700 options to purchase shares.
     Information with regard to stock options is as follows:

                                            Shares      Option Price Range
                                            ------      ------------------
     Outstanding, November 30, 1994           43,800           $1.75-$2.10
     Granted                                 512,500           $1.80-$1.86
     Cancelled                                    --                    --
     Exercised                               (60,600)          $1.75-$2.10
                                             --------
     Outstanding, November 30, 1995          495,700           $1.75-$1.86

     Granted                                 460,313           $3.23-$9.76
     Cancelled                               (66,000)           3.23-$5.69
     Exercised                              (336,850)           1.79-$6.00
                                            ---------
     Outstanding, November 30, 1996          553,163           $1.76-$9.76

     Granted                                 993,500           $6.67-$7.72
     Cancelled                              (143,888)          $1.76-$7.09
     Exercised                              (261,075)          $1.79-$9.76
                                           ----------
     Outstanding, November 30, 1997        1,141,700           $1.79-$7.72
                                           ==========          ===========

     Options current exercisable             391,300           $1.79-$9.76
                                             =======           ===========

     The weighted average fair value of options granted during 1997, 1996 and 1995 were $6.42, $3.04 and $1.01, respectively.

     The weighted average exercise price and remaining term as of November 30, 1997 are $6.42 and 4.0 years, respectively.


     15. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND PRACTICES

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

     During 1997, the Company sold $18 million aggregate principal amount of convertible debentures (the "Debentures"). In connection with these Debentures, the Company issued approximately 1.7 million stock purchase warrants to the holders and as placement fees to third parties. Under Canadian Basis, the total amount allocated to the conversion feature was being charged to interest expense over ten years. All of these Debentures were converted during 1997 and the unamortized amount of $11.8 million was charged to equity. Had the U.S. Basis been followed, the intrinsic value of the conversion feature of approximately $3.5 million would have been charged to interest expense immediately as the Debentures contained a beneficial conversion feature on the date of issuance.

     During June, 1996, the Company acquired a 16% interest in EIFH. This interest was accounted for under the cost method of accounting. Commencing on January 1, 1997, the Company began accounting for its investment in EIFH under the equity method as its ownership percentage had increased to 36%. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, the Company would have recorded an adjustment to accrue its proportionate share (16%) of EIFH's losses from the period when the Company first invested in EIFH through the period when they commenced equity method accounting. The total amount of additional losses which the Company would have recorded is approximately $1.5 million.

     Under Canadian Basis, income tax losses available to be carried forward are recognized only when there is virtual certainty that they will be realized. Under U.S. Basis, income tax losses available to be carried forward are recognized when it is more likely than not that they will be realized. For the years ended November 30, 1996 and 1995, there were no significant differences between these two methods.

     Under U.S. Basis, utilization of pre-acquisition net operating losses should be credited to goodwill rather than as a reduction in the income tax provision, as is practice under Canadian Basis. Therefore, under U.S. Basis, the goodwill and income tax provision would have been adjusted by approximately $1.0 million.

     The following is a reconciliation of net income under Canadian Basis to net income under U.S. Basis.

                                    Canadian Basis          U.S. Basis
                                    --------------          ----------
          Pre-tax income                   $19,264             $14,264
          Tax provision                      1,829               2,878
                                           -------             -------
          Net income                       $17,435             $11,386
                                           =======             =======

     Under U.S. Basis, primary and fully diluted earnings per share is calculated using the treasury stock method. The calculation of earnings per share under U.S. Basis is as follows:

          Net income                                           $11,386
          Net income per share - Primary                         $0.66
          Net income per share - Fully diluted                   $0.65

          Weighted average number of shares
          Primary                                           17,142,519
          Fully Diluted                                     18,784,330


     SFAS No. 123 "Accounting for Stock Based Compensation," issued in October 1995, defines a fair value method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date on the fair value of the award and is recognized over the vesting period. SFAS No. 123 allows, and the Company has elected, to continue to measure compensation cost in accordance with APB No. 25 for purposes of the U.S. to Canadian GAAP reconciliation. Accordingly, the Company is providing the disclosures required by SFAS No. 123.

     The pro forma net income and basic earnings per share amounts below have been derived using the Black -Scholes stock option pricing model with the following assumptions for each stock option grant during the respective year:

                                                 1997       1996        1995
     Assumptions                              ---------- ----------  ----------
     Risk-free interest rates                 6.37%-6.63%5.60%-5.75% 5.68%-5.75%
     Expected life of stock options (years)             5          5           5
     Expected volatility of common stock              55%        55%         55%
     Expected annual dividends of stock
       options                                          0          0           0
     Net income - as reported                     $17,435     $8,763      $2,852

     Net income - pro forma                       $17,191     $8,311      $2,543
     Basic earnings per share - as reported         $1.08      $0.81       $0.40


     Basic earnings per share - pro forma           $1.06      $0.77       $0.35


     The pro forma effects on net income and income per common share for fiscal 1997, 1996 and 1995 may not be representative of the pro forma effects Statements of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" may have in future years.


     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which is effective for years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share ("EPS"). Basic EPS excludes the dilution effect of common stock equivalents previously included in primary EPS and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS will not change under SFAS No. 128. The adoption of SFAS 128 by the Company, will not materially change the amounts disclosed as basic EPS.

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which are both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purposes financial statements. It further requires that an enterprise a) classify items of other comprehensive income by their nature in a financial statement and b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.
     SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.
     The adoption of SFAS 130 and 131 are for disclosure purposes only.

     16.  RETIREMENT PLANS

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

     The Company, through it's collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended November 30, 1997, 1996 and 1995, an expense of $2.7 million, $1.5 million and $0.6 million, respectively, was incurred for these retirement plans.

     17.  CONVERTIBLE DEBT

     On January 24, 1997, the Company sold $15 million aggregate principal amount of 9.5% Convertible Debentures ("January Debentures") due January 24, 2007, together with 1,125,000 warrants to purchase the Company's common stock at a price of $9.56. In connection with this transaction, the Company issued 300,000 warrants to a placement agent and incurred costs of approximately $1.5 million.

     On February 14, 1997, the Company sold $1 million aggregate principal amount of 9.5% Convertible Debentures ("February Debentures") due February 14, 2007, together with 71,429 warrants to purchase the Company's common stock at a price of $9.49. In connection with this transaction, the Company incurred costs of approximately $100 thousand.

     On March 3, 1997, the Company sold $3 million aggregate principal amount of 9.5% Convertible Debentures ("March Debentures") due March 3, 2007, together with 225,000 warrants to purchase the Company's common stock at a price of $9.21. In connection with this transaction, the Company incurred costs of approximately $50 thousand.

     The total proceeds have been allocated between the warrants issued to the holders, the conversion feature and debt based on discounted cash flows and an effective interest rate of 12%. All of these debentures were converted into common shares during 1997 and the unamortized costs were charged to shareholders' equity upon conversion.


     18.  LITIGATION

     The Company had been involved in an arbitration with a customer whereby the customer claimed damages from the Company totaling $19.3 million consisting of delay damages and cost of completion. The Company counter claimed $2.4 million for breach of subcontract and $10.0 million for the customer bad faith and intentional misconduct. On June 16, 1997, the arbitrator ruled in favor of the Company and awarded the Company $1.3 million net of costs of $1.1 million. The Company has received such amounts and has included them in its results of operations for 1997.

     At November 30, 1997, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

     19.  FINANCIAL INSTRUMENTS

     CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. At November 30, 1997 and 1996, the Company had notes receivable balances of $46,335 and $6,975, respectively, with various entities or persons as described in Note 4 to Consolidated Financial Statements. Although some of the notes are collateralized or partially collateralized, the ultimate collectibility is dependent on the financial conditions of the various debtors. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their diverse industries and geographic areas. The Company has write offs, net of recoveries of $466 in 1997, $286 in 1996 and $60 in 1995.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates.


     20.  SEGMENTS OF THE BUSINESS

     The Company operates in Canada and the United States in three primary industry segments: (1) Environmental Remediation Services which involves asbestos removal, insulation and other environmental services, (2) Industrial Support Services which involves the repair, maintenance and modification of boilers, pressure vessels and tubing used in industrial facilities and the provision of engineering services and (3) Specialty Fabrication Services which involves construction of high-quality custom steel and alloy products. It is the Company's policy to price intersegment contracts on an equivalent basis to that used for pricing external contracts. The following is a summary of selected data for these business segments:

                                                      Environmental Industrial
                                                       Remediation   Support
                                                         Services    Services
                                                       ------------ ----------

     1997
     Contract income                                    $ 12,125   $147,424
     Operating income (loss)                                (514)    15,104
     Depreciation and amortization                           923      3,336
     Capital expenditures during the year                    312      1,871
     Identifiable assets                                   7,375    133,390


     1996
     Contract income                                    $ 18,489   $ 94,584
     Operating income                                      2,539      2,812
     Depreciation and amortization                           699      1,063
     Capital expenditures during the year                    516      1,336
     Identifiable assets                                  22,988     29,121


     1995
     Contract income                                    $  5,362   $ 41,322
     Operating income                                        505      2,555
     Depreciation and amortization                           214        893
     Capital expenditures during the year                     54      1,675
     Identifiable assets                                   4,636     17,163

                                                        Specialty
                                                       Fabrication Consolidated
                                                         Services      Total
                                                       ------------------------

     1997
     Contract income                                    $ 60,929    $220,478
     Operating income (loss)                              11,763      26,353
     Depreciation and amortization                         1,123       5,382
     Capital expenditures during the year                  1,536       3,719
     Identifiable assets                                  71,021     211,786


     1996
     Contract income                                    $  6,456    $119,529
     Operating income                                      2,603       7,954
     Depreciation and amortization                           470       2,232
     Capital expenditures during the year                  6,155       8,007
     Identifiable assets                                  19,668      71,777


     1995
     Contract income                                    $     --    $ 46,684
     Operating income                                         --       3,060
     Depreciation and amortization                            --       1,107
     Capital expenditures during the year                     --       1,729
     Identifiable assets                                      --      21,799


       The following table provides information with respect to the geographics segmentation of the Company's business


                                               Canada
                                              --------
     1997
     Contract income                          $ 50,835
     Operating income                            7,728
     Depreciation and amortization               1,223
     Capital expenditures during the year          124
     Identifiable assets                       122,472


     1996
     Contract income                          $  6,509
     Operating income                               90
     Depreciation and amortization                 166
     Capital expenditures during the year        6,151
     Identifiable assets                        20,988



     1995
     Contract income                                --
     Operating income                               --
     Depreciation and amortization                  --
     Capital expenditures during the year           --
     Identifiable assets                            --

                                           United States      Consolidated
                                           -------------      ------------

     1997
     Contract income                          $169,643       $220,478
     Operating income                           18,625         26,353
     Depreciation and amortization               4,159          5,382
     Capital expenditures during the year        3,595          3,719
     Identifiable assets                        89,314        211,786


     1996
     Contract income                          $113,020       $119,529
     Operating income                            7,864          7,954
     Depreciation and amortization               2,066          2,232
     Capital expenditures during the year        1,856          8,007
     Identifiable assets                        50,789         71,777


     1995
     Contract income                          $ 46,684       $ 46,684
     Operating income                            3,060          3,060
     Depreciation and amortization               1,107          1,107
     Capital expenditures during the year        1,729          1,729
     Identifiable assets                        21,799         21,799


     21.  SIGNIFICANT TRANSACTIONS

     In November 1997, the Company sold its 50% ownership in MART to a third party for $14.0 million, payable quarterly over five years with interest at 10% per annum. During fiscal 1997, two of the Company's subsidiaries (SRS & United Eco) sold equipment and provided services to MART. SRS sold to MART equipment for $4.0 million and United Eco provided construction, maintenance and operation services for approximately $6.6 million. MART is a state of the art thermal treatment facility which treats soils, sediments and other materials contaminated with hazardous and non-hazardous chemicals.

     The Consolidated Statement of Income includes revenue and direct costs of $24.6 million and $14.4 million, respectively resulting from these transactions.

     22.  SUBSEQUENT EVENT-PROPOSED ACQUISITION OF DOMINION BRIDGE CORPORATION

     On February 20, 1998, the Company and Dominion Bridge Corporation entered into a non-binding Letter of Intent which provides for a) the purchase of $5.0 million of Dominion Bridge common stock by the Company, b) a working capital loan facility of up to $25.0 million to be provided by the Company to Dominion Bridge, c) the engagement of the Company to provide certain management services to Dominion Bridge, and d) the acquisition by the Company of the business and assets of Dominion Bridge.

     The purchase of $5.0 million dollars of Dominion Bridge stock was consummated on February 20, 1998.

     The proposed consideration for the acquisition is 7 1/2% convertible subordinated notes and the principal amount of $3.00 for each outstanding share of Dominion Bridge stock payable three years after closing and convertible into American Eco common shares at a conversion rate of $15.00 per share. Aggregate value of the acquisition, including debt assumed of $37.5 million would be approximately $135.0 million.

     Consummation of the transaction will be subject to approval of the respective boards of directors, shareholders, along with the required regulatory and governmental consents. There is no assurance that the transaction will be consummated.


          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 In May 1997, the shareholders ratified the selection of Coopers & Lybrand, L.L.P. as auditors of the Company, effective May 7, 1997. Karlins Fuller Arnold & Klodosky, P.C. ("Karlins Fuller"), which had been the Company's prior auditors, resigned as auditors of the Company, effective May 7, 1997.
          The Company  has had no disagreements with  Karlins Fuller during fiscal 1996 or 1995 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The reports of Karlins Fuller for either fiscal 1996 or 1995 did not contain an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.


                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The names of the executive officers, directors and certain significant employees are set forth below, together with the positions held by each such person in the Company and their ages as of March 13, 1998. All directors are elected annually by the shareholders of the Company and serve until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the will of the Board of Directors.

                   NAME          AGE                Positions
                   ----          ---                ---------

           Michael E. McGinnis    48  Chairman, President, Chief
                                      Executive Officer and Director

           John C. Pennie         59  Vice-Chairman of the Board of
                                      Directors

           David L. Norris        48  Senior Vice President and Chief
                                      Financial Officer

           Bruce Tobecksen        53  Vice President and Treasurer

           Bruce A. Rich          58  Secretary

           Barry Cracower         60  Director

           William A. Dimma       70  Director

           Hon. Donald R. Getty   64  Director

           Francis J. Sorg Jr.    76  Director

           Larry Cundy            47  Division Chief Executive Officer,
                                      Industra

           Joseph D. DeFranco     76  Division President, SRS

           Besim Halef            42  Division President, MM Industra

           Matthew D. Hill        28  Division President, Turner Group

           John Hoyle             51  Division President, United Eco

           C.N. Jones             40  Division President, CCG

           Toomas Kukk            57  Division President,  Chempower

          EXECUTIVE OFFICERS

                 MICHAEL E. MCGINNIS has been the President and Chief Executive Officer of the Company since 1993, a director since 1994 and Chairman since May 1997. He was the President and Chief Executive Officer of Eco Environmental, Inc., a provider of environmental remediation services to industrial clients, when it was acquired by the Company in 1993. Prior to joining Eco Environmental, Inc. in 1992, Mr. McGinnis was employed with The Brand Companies, Inc., one of the largest asbestos abatement contractors in the United States. Mr. McGinnis joined The Brand Companies in 1965 and served in various operational and administrative capacities for over 27 years. Mr. McGinnis has been a director of EIF since February 1996, having served as its Chairman of the Board from June 1996 to October 1997, and was President of EIF from March 1996 to August 1996. He has been a director of Dominion Bridge since February 1998.

                 JOHN  C. PENNIE has  been a director of  the Company since
          February 1992 and the Vice-Chairman of the Board of Directors since October 1993. Mr. Pennie served as the Company's President and Chief Executive Officer in 1992 in order to execute the downsizing and reorganization of the Company. Prior to joining the Company, Mr. Pennie was a business consultant with over 25 years of experience in assisting turnaround and start-up companies. He is the Chairman and Chief Executive Officer of Unistar Corporation, a Canadian company.

                 DAVID L. NORRIS has been Senior Vice President and Chief Financial Officer of the Company since March 1997. He also had been President and Chief Executive Officer and a director of EIF from August 1996 through February 1997. Prior thereto, Mr. Norris was the President of Tonopah Resources International, Inc. and Citadel Environmental Group, Inc., which owned and operated several abatement and remediation companies in the environmental industry. From 1994 to 1996, Mr. Norris was the President and Managing Member of WNH Investments, L.L.C., which is a private investment banking company investing principally in companies in the environmental and energy industries. From 1992 to 1994, Mr. Norris was the President and Chief Operating Officer of North American Recycling Systems, Inc. Prior thereto, from 1972 to 1992, Mr. Norris was employed by Evergren Bankcorp, Inc., most recently as Executive Vice President in charge of corporate banking.

                 BRUCE TOBECKSEN has been Vice President and Treasurer of the Company since January 1998. Prior thereto, he served as Vice President, Finance of Chemical Waste Management, a waste management services company, from 1993 to 1997 and as Chief Financial Officer and Controller of Chemical Waste Management from 1982-1993.

                 BRUCE A. RICH has been Secretary of the Company since May 1997. He has been a partner in Reid & Priest LLP, a New York, New York law firm since 1992, and prior thereto was a partner in another law firm. His law firm has performed legal services for the Company.

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

                 FRANCIS J. SORG JR. has been a director of the Company since May 1997. For more than the past five years, he has served as Chairman of the Board of SRS, which the Company acquired in July 1996.

          SIGNIFICANT EMPLOYEES

                 LARRY CUNDY has served as the Division Chief Executive Officer of Industra since April 1997. For more than twenty years prior thereto, he had been employed by Parsons Power Inc. and its predecessor, his last position being Regional Director of Sales.

                 JOSEPH D. DEFRANCO has been as the Division President of SRS since July 1996 when SRS was acquired by the Company. Mr. DeFranco had served as the President, Chief Executive Officer, Treasurer and a director of SRS since 1973.

                 BESIM HALEF has been the Division President of MM Industra since June 1996. Between April 1994 and May 1996, Mr. Halef served as a project general manager for National Heavy Industries Limited, Saudi Arabia in connection with a project to build specialty fabrication facilities in the Kingdom of Saudi Arabia. Mr. Halef had served in various capacities at M&M Manufacturing Limited Partnership, the predecessor of MM Industra, between 1994 and 1985, most recently as the Executive Vice President and General Manager of that company from March 1991 to April 1994.

                 MATTHEW D. HILL has served as the Division President and Vice President/Director of Operations, Gulf Coast, of Turner Group since April 1997. He served as the Company's Executive Director of Administration from January 1997 until March 1997 and as the Company's Director of Special Projects from March 1996 until January 1997. Prior thereto, Mr. Hill was Manager of Eco Environmental's Spill Response Division from April 1995 to March 1996. Prior to joining Eco Environmental, Mr. Hill had been Plant Manager of Alumatech, Inc., a specialty aluminum trailer manufacturer, since May 1992.

                 JOHN HOYLE has been as the Division President of United Eco since November 1996. Mr. Hoyle had been the President of Four Seasons Environmental, Inc., an environmental services company, between July 1996 and August 1993, and served as the Vice President of that corporation between August 1993 and September 1990.

                 C.N. JONES has  served as  the Division  President of  CCG
          since September 1997 when CCG  was acquired by the Company.   Mr.
          Jones had served as the President of CCG since 1991.

                 TOOMAS KUKK has served as the Division President of Chempower since its acquisition in March 1997. Mr. Kukk founded Chempower and Powerhouse Equipment, Inc., the predecessor to Chempower, and he served as the Chief Executive Officer and Chairman of the Board of Directors of Chempower since its organization in 1985.

          BOARD OF DIRECTORS MATTERS

                 The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee reviews the annual and quarterly financial statements, and material investments and transactions, and meets with the outside accountants and senior management regarding, among other items, internal control procedures established by the Company. The Compensation Committee sets the level of compensation of the Company's executive officers. The Corporate Governance Committee monitors compliance with the corporate governance guidelines of the Company.

                 During the 1997 fiscal year, the Board of Directors met in person or telephonically 11 times, and each director attended at least 64.0% of the meetings. The Board of Directors also authorized corporate actions through written consents.

          COMPLIANCE WITH CERTAIN REPORTING REQUIREMENTS

                 Section 16(a) of the Securities Exchange Act of 1934 requires that the officers, directors and 10.0% shareholders of a domestic issuer report the ownership and purchase or sale of the equity securities of such issuer to the SEC. In 1997, the Company ceased being a foreign private issuer and its officers, directors and 10.0% shareholders became subject to Section 16(a). Based on the Company's records, the Company believes that its officers, directors and 10.0% shareholders are in compliance with Section 16(a) for fiscal 1997.


          ITEM 11.  EXECUTIVE COMPENSATION.

                 The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company as of the end of fiscal 1997 whose annual salary plus other forms of compensation exceeded $100,000 (the "Named Executive Officers").

                             SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                    --------------------------------------


                NAME                                        OTHER ANNUAL
                AND                                         COMPENSATION
              POSITION      YEAR    SALARY ($)  BONUS ($)        ($)
           --------------   ----    ----------   --------  ---------------
          Michael E.        1997   279,166 (1)      0       10,885 (2)
          McGinnis          1996   252,276 (1)      0        6,439 (2)
          Chairman of the   1995   102,201 (1)      0        6,440 (2)
          Board,
          President and
          Chief Executive
          Officer

          David L. Norris   1997   161,538 (3)      0        4,900 (2)
          Senior Vice       1996            0       0               0
          President and     1995            0       0               0
          Chief Financial
          Officer (3)

          John C. Pennie    1997            0       0      112,885 (4)
          Vice-Chairman     1996            0       0      109,140 (4)
          of the Board      1995            0       0      119,100 (4)



                             SUMMARY COMPENSATION TABLE

                                       LONG-TERM            ALL OTHER
                                     COMPENSATION         COMPENSATION
                                   -----------------   ------------------

                   NAME               SECURITIES
                    AND               UNDERLYING
                 POSITION             OPTIONS (#)
              --------------       -----------------

          Michael E. McGinnis              150,000              0
          Chairman of the Board,            20,000              0
          President and                    100,000              0
          Chief Executive
          Officer

          David L. Norris                   70,000              0
          Senior Vice President             15,000              0
          and Chief Financial                    0              0
          Officer (3)

          John C. Pennie                   100,000              0
          Vice-Chairman                          0              0
          of the Board                      50,000              0

          ---------------------
          (1)    Includes  $1,600,  $1,138  and  $1,158  of  deferred
                 compensation contributed by the Company to Mr. McGinnis' 401K Plan in fiscal 1997, 1996 and fiscal 1995, respectively.
          (2)    Represents  automobile lease  payments paid  by  the
                 Company.
          (3) Mr. Norris became an employee in August 1996. From August 1996 to February 1997, he had been an executive officer of EIF, and the Company reimbursed EIF for compensation amounts paid by EIF to Mr. Norris.
          (4) Represents fees paid to Windrush Corporation, 50% of which is owned by Mr. Pennie, for executive services including rent and secretarial services for the Company's Toronto office.

          EMPLOYMENT CONTRACTS

             The Company and Michael E. McGinnis have entered into an employment agreement pursuant to which Mr. McGinnis receives an annual base salary of $300,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and is entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment
          agreement.    The  agreement  provides   for  up  to  five  years
          compensation if he is terminated without cause, or upon his death
          or disability,  subject to  certain limitations.   The employment
          agreement terminates on May 1, 2002. Mr. McGinnis waived his annual bonus for fiscal 1997.

             The Company and David L. Norris entered into an employment agreement effective May 1, 1997 pursuant to which Mr. Norris will be paid an annual base salary of $225,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and he is entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment agreement. The agreement provides for up to three years compensation if Mr. Norris is terminated by the
          Company  without  cause  subject  to certain  limitations.    Mr.
          Norris' employment agreement with the Company terminates on May 1, 2000. Mr. Norris waived his annual bonus for fiscal 1997.

             The Company and Bruce Tobecksen entered into an employment agreement effective January 1, 1998 pursuant to which Mr. Tobecksen will be paid an annual base salary of $250,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and he is entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each
          fiscal  year  of  the term  of  the  employment  agreement.   The
          agreement provides for up to three years compensation if Mr. Tobecksen is terminated by the Company without cause subject to
          certain limitations.   Mr. Tobecksen's employment  agreement with
          the Company terminates on January 1, 2001.

          COMPENSATION OF DIRECTORS

             The directors of the Company who are not otherwise employees or consultants of the Company receive CDN$20,000 per year. In addition, the directors of the Company receive CDN$1,000 per meeting and all reasonable expenses incurred by the directors in
          respect of their duties  are reimbursed by the Company.   None of
          the directors of the Company receives compensation in his capacity as a director pursuant to any other arrangement or in lieu of any standard arrangement except through the granting of stock options.

             The following table provides information with respect to stock options granted to the Named Executive Officers during fiscal 1997.

                                STOCK OPTIONS GRANTED
                        IN FISCAL YEAR ENDED NOVEMBER 30, 1997
                        --------------------------------------
                                                 % OF TOTAL
                                                   OPTIONS
                                   SECURITIES    GRANTED TO
                                     UNDER        EMPLOYEES     EXERCISE
                                    OPTIONS     IN FINANCIAL      PRICE
           NAME                   GRANTED (#)       YEAR         (CDN$)
           ----                   ------------  ------------  ------------
           Michael E. McGinnis       150,000         15 %             9.50
           David L. Norris            70,000          7 %            10.10
           John C. Pennie            100,000         10 %             9.50



                                        MARKET VALUE
                                        OF SECURITIES
                                         UNDERLYING
                                         OPTIONS ON
                                         THE DATE OF
                                            GRANT           EXPIRATION
           NAME                            (CDN$)              DATE
           ----                          -----------        ----------
           Michael E. McGinnis              9.50            1/15/2002

           David L. Norris                 10.10            3/3/2002
           John C. Pennie                   9.50            1/15/2002

             The following table provides information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 30, 1997 and the balance of stock
          options  remaining  after  such  exercises.   All  stock  options
          described below were presently exercisable at November 30, 1997.


                          AGGREGATED STOCK OPTIONS EXERCISED
                        IN FISCAL YEAR ENDED NOVEMBER 30, 1997
                              AND FISCAL YEAR-END VALUES
                    ----------------------------------------------
                                                             NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING
                                                            UNEXERCISED
                                                             OPTIONS AT
                                                               FISCAL
                                                              YEAR-END
                                                                (#)
                                                           -------------
                               SECURITIES
                                 ACQUIRED
                                   UPON    VALUE REALIZED   EXERCISABLE/
                  NAME         EXERCISE(#)     (US$)       UNEXERCISABLE
                  ----         ----------  -------------   -------------
          Michael E. McGinnis       0            --      $138,000/132,000
          David L. Norris        10,000        37,900     $14,000/71,000
          John C. Pennie            0            --       $20,000/80,000



                                 VALUE OF UNEXERCISED IN-THE-MONEY STOCK
                                            OPTIONS AT FISCAL
                                                YEAR-END
                                                (CDN$)(1)
                                         ----------------------

                                              EXERCISABLE/
                  NAME                        UNEXERCISABLE
                  ----                        -------------
          Michael E. McGinnis               1,513,900/804,600
          David L. Norris                    70,700/351,050
          John C. Pennie                     113,000/452,000

          --------

          (1) Based on the closing price of the Common Shares on The Toronto Stock Exchange on November 28, 1997 of CDN$15.15.

          ITEM 12.   SECURITY OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS  AND
          MANAGEMENT.

             The following table sets forth as of March 13, 1998 the number of Common Shares beneficially owned by (i) each person known to be the beneficial owner of more than five percent of the outstanding Common Shares, (ii) each director of the Company,
          (iii) each Named Executive Officer and (iv) all officers and directors of the Company as a group as known by the Company or as reflected on the records of the transfer agent.

                   NAME AND ADDRESS OF             AMOUNT AND NATURE OF
                     BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)
           ------------------------------------ -------------------------

                                                   NUMBER     PERCENTAGE
                                                  --------    ----------
          Barry Cracower  . . . . . . . . . . .   40,000(2)       *

          William A. Dimma  . . . . . . . . . .   40,000(2)       *

          Hon. Donald R. Getty  . . . . . . . .   40,000(2)       *
          Michael E. McGinnis . . . . . . . . .  432,010(3)       *

          David L. Norris . . . . . . . . . . .   14,000(2)       *
          John C. Pennie  . . . . . . . . . . .   42,500(4)       *

          Francis J. Sorg Jr. . . . . . . . . .   91,229(5)       *

          Directors and executive
          officers as a group (7 persons) . . .  699,739(6)       *


          -----------------------
          * Represents less than one percent of the issued and outstanding Common Shares.

          (1) Unless otherwise indicated, all persons have sole voting and investment power over the Common Shares.

          (2) Represents Common Shares underlying presently exercisable stock options.

          (3) Includes (i) 138,000 Common Shares underlying presently exercisable stock options and (ii) 81,750 shares owned by his wife.

          (4)  Includes   40,000   Common   Shares   underlying   presently
               exercisable stock options.

          (5)  Includes   20,000   Common   Shares   underlying   presently
               exercisable stock options.

          (6)  Includes Common Shares  disclosed in notes (2), (3), (4) and
               (5) above.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          TRANSACTIONS WITH MANAGEMENT OR AFFILIATES OF MANAGEMENT

             Pursuant  to an  agreement  between the  Company  and  Windrush
          Corporation  ("Windrush"),  dated  December  1,   1997,  Windrush
          receives a fee of $9,000 per month in consideration for executive services for administration, strategic and marketing planning provided to the Company plus fees which are negotiated on a project-by-project basis for other specific services rendered. This agreement expires on December 1, 2000. John C. Pennie, the Vice-Chairman of the Board of Directors of the Company, owns 50% of Windrush.

             As of August 31, 1997, the Company sold Eco Environmental and Environmental Evolutions to Eurostar Interests Ltd. ("Eurostar")
          for  an  aggregate  of  $11.0   million  payable  in  a  one-year
          promissory note, which was to be collateralized by all of the capital stock of Eurostar.

             Eurostar expects to assign its interest in Eco Environmental and Environmental Evolutions to UKStar (Canada) Inc. ("UKStar"),
          which,  in  turn,  expects  to  transfer  its  interest   in  Eco
          Environmental and Environmental Evolutions to Unistar Corporation ("Unistar"), a Canadian company. Windrush owns 6.66% of UKStar. Mr. Pennie, the Chairman and Chief Executive Officer of Unistar, owns 50% of Windrush.

             In February 1998, Unistar paid $603,000 to the Company for reimbursement of monies advanced by the Company for the operating expenses of Eco Environmental and Environmental Evolutions from September 30, 1997 to November 30, 1997.

             Unistar posted a guaranty bond in the amount of $3.0 million payable to the Company on June 30, 1998.

             In March 1997, the Company entered into a three-year consulting contract with Mark White, Chairman of the Board of Directors at the time. On May 7, 1997, a new slate of directors was elected by the shareholders of the Company, and Mr. White's directorship terminated. The consideration for the three-year consulting contract of $500,000 was paid in full in fiscal 1997.

          INDEBTEDNESS OF MANAGEMENT OR AFFILIATES OF MANAGEMENT


             During fiscal 1997, the Company loaned $84,100 to Michael E. McGinnis for the purpose of purchasing Common Shares of the Company in the open market. The loan increased his indebtedness to the Company to $630,057. The loan matures on May 7, 1998,
          bears   interest  at  the  rate   of  10.0%  per   annum  and  is
          collateralized by the purchased shares. The balance of the loan, including interest, as of March 13, 1998 is $630,057.

             In May 1997, the Company loaned $305,000 at 8.5% interest per annum to David L. Norris for the purchase of a home in connection with his relocation to the Company's headquarters in Houston, Texas. The loan matures in May 1998 and is unsecured. The balance of the loan, including interest, as of March 13, 1998 is $318,000.

              In June 1997, the Company loaned $60,105 to John C. Pennie. The loan matures in June 1998, bears interest at the rate of 8.5% per annum and is unsecured. The balance of the loan, including interest, as of March 13, 1998 is $60,105.


                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)     FINANCIAL STATEMENTS:

                  The following audited consolidated financial statements of American Eco Corporation and subsidiaries are included in Item 8:

                  Report of Independent Auditors

                  Consolidated Balance  Sheet as  of November  30, 1997 and
          1996

                  Consolidated Statement of Income for the years ended November 30, 1997, 1996 and 1995

                  Consolidated Statement of Shareholders' Equity for the years ended November 30, 1997, 1996 and 1995

                  Consolidated Statement of Changes in Financial Position for the years ended November 30, 1997, 1996 and 1995

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


          (b)     REPORTS ON FORM 8-K

                  Current Report on Form 8-K, dated February 20, 1998

          (c)     EXHIBITS

          3.1.1 Letters Patent (Certificate of Incorporation) filed February 6, 1969 (incorporated by reference to Exhibit
                  3.1.1 to the Company registration statement on Form 10, dated September 19, 1990 [the "Form 10"]).

          3.1.2   Supplementary   Letters  Patent,  dated   June  26,  1970
                  (incorporated by  reference to Exhibit 3.1.2  to the Form
                  10).

          3.1.3 Articles of Amendment, filed June 16, 1975 (incorporated by reference to Exhibit 3.1.3 to the Form 10).

          3.1.4 Articles of Amendment, filed June 23, 1978 (incorporated by reference to Exhibit 3.1.4 to the Form 10).

          3.1.5 Articles of Amendment, filed June 20, 1986 (incorporated by reference to Exhibit 3.1.5 to the Form 10).

          3.1.6 Articles of Amendment, filed June 17, 1987 (incorporated by reference to Exhibit 3.1.6 to the Form 10).

          3.1.7 Articles of Amendment, certified on November 19, 1993 (incorporated by reference 3.1.7 to the Company's Form 10-K for the fiscal year ended November 30, 1996 [the "1996 Form 10-K"]).

          3.1.8 Articles of Amendment, certified on May 27, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended May 31, 1997 [the "May 1997 Form 10-Q"]).

          3.2.1 By-Laws (incorporated by reference to Exhibit 3.2 to the Form 10.).

          3.2.2   By-Law Number 10 (incorporated by reference to Exhibit
                  3.2.2 to the 1996 Form 10-K).

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

          4.4 Form of Stock Purchase Warrant (incorporated by reference to Exhibit 3 to the Company's Form 6-K, dated February 7,
                  1997).

          4.5 Form of Common Stock Purchase Warrant expiring May 29, 2002 (incorporated by reference to Exhibit 4.5 to the May 1997 Form 10-Q).

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

          10.4.1 Agreement and Plan of Merger dated as of April 26, 1996, among the Company SRS Acquisition Corporation and Separation and Recovery Systems, Inc. ("SRS") (incorporated by reference to Exhibit 10.4.1 to the 1996 Form 10-K).

          10.4.2 Business Loan Agreement, dated as of February 7, 1996, between Bank of America National Trust and Savings Association ("BA") and SRS (incorporated by reference to Exhibit 10.4.2 to the 1996 Form 10-K).

          10.4.3 Amendment No. 1 to Business Loan Agreement, dated as of July 3, 1996, between SRS and BA (incorporated by reference to Exhibit 10.4.3 to the 1996 Form 10-K).

          10.4.4 Continuing Guarantee, dated as of July 3, 1996 from the Company to BA (incorporated by reference to Exhibit
                  10.4.4 to the 1996 Form 10-K).

          10.4.5 Subordination Agreement, dated July 3, 1996, among the Company, SRS and BA (incorporated by reference to Exhibit
                  10.4.5 to the 1996 Form 10-K).

          10.5 Acquisition Agreement, dated as of May 31, 1996, between the Company and United Eco Systems, Inc. (incorporated by reference to Exhibit 10.5 to the 1996 Form 10-K).

          10.6.1 WCMA Note, Loan and Security Agreement, dated as of August 23, 1996 between American Eco/SP Corporation and Merrill Lynch Business Financial Services, Inc. ("MLBFS") (incorporated by reference to Exhibit 10.6.1 to the 1996 Form 10-K).

          10.6.2 Security Agreement, dated as of August 26, 1996 between C.A. Turner Maintenance, Inc. ("Turner") and MLBFS (incorporated by reference to Exhibit 10.6.2 to the 1996 Form 10-K).

          10.6.3 Unconditional Guaranty, dated as of August 26, 1996 of Turner in favor of MLBFS (incorporated by reference to Exhibit 10.6.3 to the 1996 Form 10-K).

          10.6.4 Unconditional Guaranty, dated as of August 26, 1996 of American Eco/SP Corporation in favor of MLBFS (incorporated by reference to Exhibit 10.6.4 to the 1996 Form 10-K).

          10.7 Acquisition Agreement and Plan of Reorganization, dated as of January 1, 1996 between Jim Wright, Mark L. Crawford and Aaron Fine (as shareholders of Environmental Evolutions, Inc.) and the Company, as amended March 15, 1996 (incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K).

          10.8.1 Agreement, dated April 9, 1996 between the Company and Wayne E. Shaw, and as amended on April 17, 1996, April 18, 1996, May 23, 1996 and June 12, 1996 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form F-8).

          10.8.2 Arrangement Agreement, dated November 13, 1996, among Industra Service Corporation, 519742 B.C. Ltd. and the Company (incorporated by reference to Exhibit 10.8.2 to the 1996 Form 10-K).

          10.9.1 Agreement and Plan of Merger, dated as of September 10, 1996, among the Company, Sub Acquisition Corp. and Chempower, Inc. ("Chempower") (incorporated by reference to Exhibit 10.9.1 to the 1996 Form 10-K).

          10.9.2 Financing Agreement, dated February 28, 1997, among the Company, Chempower, Toomas J. Kukk and Mark L. Rochester (incorporated by reference to Exhibit 10.9.2 to the 1996 Form 10-K).

          10.9.3 Letter Agreement, dated February 28, 1997, between the Company and Toomas J. Kukk, as agent (the "Agent") (incorporated by reference to Exhibit 10.9.3 to the 1996 Form 10-K).

          10.9.4 Guaranty, dated February 28, 1997, by the Company in favor of the Agent (incorporated by reference to Exhibit
                  10.9.4 to the 1996 Form 10-K).

          10.9.5 Pledge Agreement, dated February 28, 1997, between the Company and the Agent (incorporated by reference to Exhibit 10.9.5 to the 1996 Form 10-K).

          10.9.6 Security Agreement, dated February 28, 1997, between the Company and the Agent (incorporated by reference to Exhibit 10.9.6 to the 1996 Form 10-K).

          10.9.7 Loan Agreement, dated as of February 28, 1997, by and between Chempower, Inc. and First National Bank of Ohio ("FNBO") (incorporated by reference to Exhibit 10.9.7 to the 1996 Form 10-K).

          10.9.8 Promissory Note, dated February 28, 1997, of Chempower in favor of the Agent (incorporated by reference to Exhibit
                  10.9.8 to the 1996 Form 10-K).

          10.9.9 Purchase Agreement, dated as of February 28, 1997, between Chempower and Holiday Properties ("Holiday") (incorporated by reference to Exhibit 10.9.9 to the 1996 Form 10-K).

          10.9.10 Commercial Guaranty, dated February 28, 1997, by the Company in favor of FNBO (incorporated by reference to Exhibit 10.9.10 to the 1996 Form 10-K).

          10.9.11 Promissory Note, dated February 28, 1997, of Chempower in favor of FNBO (incorporated by reference to Exhibit
                  10.9.11 to the 1996 Form 10-K).

          10.9.12 Subordination Agreement, dated as of February 28, 1997, among Chempower, FNBO, Thomas J. Kukk, Mark L. Rochester and the Agent (incorporated by reference to Exhibit
                  10.9.12 to the 1996 Form 10-K).

          10.9.13 Commercial Security  Agreement, dated as of  February 28,
                  1997,  between   Chempower  and  FNBO   (incorporated  by
                  reference to Exhibit 10.9.13 to the 1996 Form 10-K).

          10.10 Acquisition Agreement, dated as of August 31, 1997, between the Company and Eurostar Interests Ltd.
                  (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 31,
                  1997).

          10.11 Lease, dated as of August 15, 1996, between 11011 Jones Road Joint Venture Group and the Company (incorporated by reference to Exhibit 10.11 to the 1996 Form 10-K).

          10.12.1 Employment Agreement, dated December 1, 1995, between the Company and Michael E. McGinnis, as amended May 1, 1996 (incorporated by reference to Exhibit 10.12.1 to the 1996 Form 10-K).

        * 10.12.2 Employment Agreement, effective as of January 1, 1998, between the Company and Bruce Tobecksen.

          10.12.3 Employment Agreement, effective as of August 1, 1996, between the Company and David L. Norris (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).

          10.13.1 Credit and Guaranty Agreement, dated as of August 22, 1997, among American Eco Funding Corp., as Borrower, the Company, as Parent Guarantor, and Union Bank of California, N.A. as Agent ("Union Bank") (without schedules or exhibits) (incorporated by reference to
                  Exhibit 10.1.1 to the Company's Form 8-K for an event of August 29, 1997 [the "August 1997 Form 8-K"]).

          10.13.2 $52.5 million Term Note, dated August 29, 1997, issued by American Eco Funding Corp. (incorporated by reference to
                  Exhibit 10.1.2 to the August 1997 Form 8-K").

          10.13.3 $12.0 million Revolving Note, dated August 29, 1997, issued by American Eco Funding Corp. (incorporated by reference to Exhibit 10.1.3 to the August 1997 Form 8-K").

          10.13.4 Borrower Security Agreement, dated as of August 22, 1997, by and between American Eco Funding Corp. and Union Bank (incorporated by reference to Exhibit 10.1.4 to the August 1997 Form 8-K").

          10.13.5 Parent Guarantor Security Agreement, dated as of August 22, 1997, by and between the Company and Union Bank (incorporated by reference to Exhibit 10.1.5 to the August 1997 Form 8-K").

          10.13.6 Parent Guarantor Stock Pledge Agreement, dated as of August 22, 1997, by and between the Company and Union Bank (incorporated by reference to Exhibit 10.1.6 to the August 1997 Form 8-K").

          10.13.7 Form of Subsidiary Stock Pledge Agreement, dated as of August 22, 1997, by and between certain American Eco Corporation subsidiaries and Union Bank (incorporated by reference to Exhibit 10.1.7 to the August 1997 Form 8-K").

          10.13.8 Form of Limited Guaranty and Security Agreement, dated as of August 22, 1997, by and between certain American Eco Corporation subsidiaries and Union Bank (incorporated by reference to Exhibit 10.1.8 to the August 1997 Form 8-K").

          10.13.9 Form of Unlimited Guaranty and Security Agreement, dated as of August 22, 1997, by and between certain American Corporation Eco subsidiaries and Union Bank (incorporated by reference to Exhibit 10.1.9 to the August 1997 Form 8-K").

          10.14.1 Letter of Intent, dated February 20, 1998, between the Company and Dominion Bridge Corporation ("Dominion Bridge") (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K for an event of February 20, 1998 [the "February 1998 Form 8-K"]).

          10.14.2 Securities Purchase Agreement, dated as of February 20, 1998, between the Company and Dominion Bridge (incorporated by reference to Exhibit 10.2 to the February 1998 Form 8-K"]).

          10.14.3 Warrant Agreement, dated February 20, 1998, issued by Dominion Bridge (incorporated by reference to Exhibit
                  10.3 to the February 1998 Form 8-K").

          10.14.4 Registration Rights Agreement, dated as of February 20, 1998, between the Company and Dominion Bridge (incorporated by reference to Exhibit 10.4 to the February 1998 Form 8-K").

        * 10.15 Acquisition Agreement, dated as of September 1, 1997, between the Company and Specialty Management Group, Inc., d.b.a./CCG.

        * 16      Letter  of   Karlins  Fuller  Arnold   &  Klodosky,  P.C.
                  regarding such account firm's resignation as independent auditors of the Company.

        * 21.   Subsidiaries of the Company.

        * 24.   Power of Attorney.

        * 27.   Financial Data Schedule.

          --------
          *Filed herewith

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




                                             AMERICAN ECO CORPORATION


          Dated:  March 16, 1998             By:/s/  Michael  E.   McGinnis
                                                ---------------------------
          -
                                                  Michael E. McGinnis,
                                                  President and Chief
                                                  Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                         Title      Date
                  ---------                         -----      ----


          /s/ Michael E. McGinnis   Chairman of the
          ----------------------    Board, President,
          Michael E. McGinnis       Chief Executive       March 16, 1998

          /s/ John C. Pennie*
          ----------------------    Vice-Chairman of the
          John C. Pennie            Board of Directors    March 16, 1998

          /s/ David L. Norris       Senior Vice President
          ----------------------    and Chief Financial
          David L. Norris           Officer               March 16, 1998

          /s/ Barry Cracower*
          ----------------------
          Barry Cracower            Director              March 16, 1998

          /s/ William A. Dimma*
          ----------------------
          William A. Dimma          Director              March 16, 1998

          /s/ Hon. Donald R. Getty
          ------------------------
          Hon. Donald R. Getty      Director              March 16, 1998

          /s/ Francis J. Sorg, Jr.*
          -------------------------
          Francis J. Sorg, Jr.      Director              March 16, 1998



          *   By    /s/ David L. Norris
                    -----------------------
                    David L. Norris
                    Attorney-in-Fact

                                  INDEX TO EXHIBITS

          Exhibit Number               Document
          --------------               --------

          *   10.12.2    Employment Agreement, effective as of January 1, 1996,
                         between  the Company and Bruce Tobecksen.

          *   10.15      Acquisition Agreement, dated as of September 1, 1997,
                         between the Company and Specialty Management Group,
                         Inc., d.b.a./CCG.

          *   16         Letter of Karlins Fuller  Arnold & Klodosky,  P.C.
                         regarding such accounting firm's resignation as independent auditors of the Company.

          *   21.        Subsidiaries of the Company.

          *   24.        Power of Attorney.

          *   27.        Financial Data Schedule.


          ----------
          *Filed herewith