Form 10-Q
period 1998-02-28
AMERICAN ECO CORP
filed 1998-04-20
CIK 868076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             The accompanying  consolidated financial  statements have  been
          prepared  in   accordance  with  generally   accepted  accounting
          principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting
          purposes.   However,  there has  been no  material change  in the
          information  disclosed  in  the  Company's   annual  consolidated
          financial statements dated November 30, 1997, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial
          statements and  related disclosures.   The accompanying financial
          statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter ended February 28, 1998 are not necessarily indicative of results expected for an entire
          year.   The November 30, 1997  balance sheet was derived from the
          audited financial statements but does not include all disclosures required by generally accepted accounting principles.

          NOTE 1.    INVENTORY

          The components of inventory at February 28, 1998 and November 30, 1997 are as follows:

                                   February 28, 1998   November 30, 1997
                                   -----------------   -----------------
               Raw Materials             $06,716             $06,358
               Consumable Supplies         3,533               3,345
               Finished Goods              8,849               8,376
                                        --------            --------
                                         $19,098             $18,079
                                         =======             =======

          NOTE 2.    INCOME TAXES

          The accompanying consolidated financial statements reflect no provision for income taxes for the period ended February 28, 1997 due to the application of unrecorded net operating loss carry forwards.

          NOTE 3.    DOMINION BRIDGE CORPORATION

          On February 20, 1988, the Company and Dominion Bridge Corporation ("Dominion Bridge") entered into a non-binding Letter of Intent which provided for a) the purchase of $5.0 million of Dominion Bridge common stock and warrants to purchase Dominion Bridge common stock by the Company, b) a working capital loan facility of up to $25.0 million to be provided by the Company to Dominion Bridge, c) the engagement of the Company to provide certain management services to Dominion Bridge, and d) the acquisition by the Company of the business and assets of Dominion Bridge.

          The purchase of $5.0 million dollars of Dominion Bridge stock was consummated on February 20, 1998. The amount is included in the accompanying consolidated balance sheet under the caption "Investments".

          On March 23, 1998, the Company announced that it had withdrawn the Letter of Intent and terminated negotiations for any further transactions due to complexities of the transaction and the time constraints for its completion.

          NOTE 4.    EIF HOLDINGS, INC.

          The Company has loaned money to EIF Holdings, Inc., a Hawaii corporation ("EIF"), to a maximum amount of $20.0 million. On February 18, 1998, the Company extended the maturity date of this line of credit to August 18, 1998. At February 28, 1998, the amount due from EIF was $17.3 million.

          NOTE 5.    LITIGATION

          At February 28, 1998, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

          NOTE 6.   DIFFERENCES   BETWEEN   CANADIAN   AND  UNITED   STATES
                    GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

          On February 20, 1998, the Company purchased 1,923,077 shares of Dominion Bridge for $5.0 million. Under Canadian Basis, this investment is accounted for as a long-term investment and the Company has determined that an other than temporary decline in value has not occurred in this investment as of February 28, 1998. Under U.S. Basis, the Company's investment in Dominion Bridge would be accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investment in Dominion Bridge would be classified as an available-for-sale investment which would require the Company to carry the investment at its market value of $3.7 million at February 28, 1998 with a difference in the Company's carrying value presented as an unrealized loss of marketable securities in shareholders' equity.

          Under U.S. Basis, utilization of pre-acquisition net operating loss carry forwards would be credited to goodwill, to the extent generated, rather than as a reduction of the income tax provision, as in practice under Canadian Basis. Therefore, under U.S. Basis, the goodwill and income tax provision would have been adjusted by approximately $150,000 and $715,000 for the three months ended February 28, 1998 and 1997, respectively.

          During the three months ended February 28, 1997, the Company sold $16.0 million aggregate principal amount of convertible debentures (the "Debentures"). Under Canadian Basis, the total amount allocated to the conversion feature of approximately $3.0 million was being charged to interest expense over ten years. Had the U.S. Basis been followed, the $3.0 million would have been charged to interest expense immediately as the conversion feature of the Debentures were "in the money" and the Debentures were immediately convertible.

          Commencing with the three months ended February 28, 1997, the Company accounted for its investment in EIF pursuant to the equity method of accounting. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, however, this change is accounted for retroactively to when the Company first invested in EIF, which would have resulted in an additional charge to earnings in the period ended February 28, 1997 of approximately $1.5 million.

          The following is a reconciliation of net income under Canadian Basis to net income under U.S. Basis.

                                    Canadian Basis            U.S. Basis
                                    --------------            ----------
                                    at February 28,         at February 28,
                                    ---------------         ---------------
                                    1998      1997          1998      1997
                                    ----      ----          ----      ----

          Pretax income            3,321     3,545         3,321     (955)
          Income tax provision     1,162         0         1,312       715
          Net income               2,159     3,545         2,009   (1,670)

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which is effective beginning with the Company's three months ended February 28, 1998. This statement replaces the presentation of primary and fully diluted EPS and will require a dual presentation of basic and diluted EPS. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In 1998, potentially dilutive common shares consist primarily of stock options and warrants. For purposes of this reconciliation, earnings per share amounts for all periods, under U.S. Basis, have been restated to conform to the requirements of SFAS No. 128.

                                              At February 28,
                                              ---------------
                                              1998     1997
                                              ----     ----

               Net income                    2,009     (1,670)

               Net income per share
                   Basic                     $0.10     $(0.12)

                   Diluted                   $0.09     $(0.12)

               Weighted average number of shares

                   Basic                20,009,244     14,432,926

                   Diluted              21,433,769     14,432,926

          The options, warrants and convertible debentures have not been included in the calculation of diluted earnings per share for 1997 as their impact would be antidilutive.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

               The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1997.

          OVERVIEW

               The Company entered into its current lines of business in November 1992 when it acquired Eco Environmental, Inc. ("Eco Environmental"), and it has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired nine businesses between fiscal 1993 and fiscal 1997, and its revenues grew from $7.6 million in fiscal 1993 to $220.4 million in fiscal 1997 primarily as a result of such acquisitions. In fiscal 1997, the Company accelerated its acquisition program by adding Chempower, Inc., an Ohio corporation ("Chempower") and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG"), while disposing of Eco Environmental and Environmental Evolutions, Inc. ("Environmental Evolutions"). There were no acquisitions or dispositions of businesses during the three months ended February 28, 1998 (the "First Quarter 1998").

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

               The Company's acquisition strategy has led to rapid growth in the Company's operations over the past five fiscal years. The Company s operations generally are managed at each of its subsidiaries, but core administrative, financing and strategic planning functions are performed at the holding company level. This rapid growth has increased, and may continue to increase, the operation complexity of the Company as well as the level and responsibility for both existing and new management personnel at the holding company level. The Company's ability to manage its expansion effectively will require it to retain new management personnel at the holding company level and to continue to implement and improve its operational and financial systems. The Company's inability to effectively manage its expansion could have a materially adverse effect on its results of operations and financial position.

          SEASONALITY AND QUARTERLY FLUCTUATIONS

               The Company's revenues from its industrial, environmental and specialty fabrication segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. Historically, the Company has experienced decreased activity during the first quarter of a fiscal year due to slower plant turnaround activity in the refinery and power generating industries in the northern United States and Canada. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one-to-two quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

          RECOGNITION OF REVENUES

               The  Company recognizes  revenues and  profits on  contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings, or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the Company's balance sheet.

          RESULTS OF OPERATIONS

               Revenues
               --------

               The Company's revenues grew 29.2% to $58.4 million in the First Quarter 1998 compared to $45.2 million for the three months ended February 28, 1997 (the "First Quarter 1997"). The $13.2 million increase in revenue is comprised of:

          Acquisitions in 1997 subsequent to First Quarter 1997   $ 19.5

          Disposition in 1997 of environmental subsidiaries         (2.5)

          Reduction in revenue from existing businesses             (3.8)
                                                                  -------
                                                                  $ 13.2
                                                                  =======

          The acquisitions  in 1997  represent the Company's  Chempower and
          CCG subsidiaries which were acquired on February 28, 1997 and September 1, 1997, respectively. The Company's environmental subsidiaries, Eco Environmental and Environmental Evolutions were included in the 1997 operations until their disposal date of August 31, 1997. The reduction in revenues from existing businesses was attributable to slower plant turnaround activity in the refinery and power generating industries. The Company believes that this activity will increase during the next two quarters.

             Operating Expenses
             ------------------

             The Company's direct costs of revenue increased 25.8% to $45.5 million in the First Quarter 1998 compared to $36.1 million for
          the First Quarter 1997.   The increased costs are as a  result of
          the revenue growth for the period. Direct costs, as a percentage of revenue, decreased to 77.8% in the First Quarter 1998 compared to 79.9% in the First Quarter 1997. The decline as a percent of revenue is attributable to a modest shift in revenue to higher margin specialty fabrication work from lower margin industrial support services and a continued focus on control of direct costs
          during the performance  of contract work.   The Company  requires
          managers  to   track  cost  control  indicators   such  as  labor
          productivity and consumables.

             Selling, general and administrative expenses increased 86.1% to $7.9 million in the First Quarter 1998 compared to $4.2
          million  for  the First  Quarter 1997.    Of this  increase, $2.6
          million represents selling, general and administrative expenses at Chempower and CCG which were acquired subsequent to February
          28, 1997.   Also included in  the First Quarter  1998 figures  is
          approximately  $200,000  of  costs related  to  the  unsuccessful
          acquisition of  Dominion Bridge.   While the selling  general and
          administrative costs have increased substantially during the 1997 fiscal year, and into First Quarter 1998 the Company has been building an administrative infrastructure of staff and systems to
          manage  a much larger company  than previously existed.   Many of
          these costs are either fixed or semi-variable.

             The   Company   believes   that   its   selling   general   and
          administrative costs will decline in future quarters as a percent of revenue as the revenue base continues to expand while these fixed costs can be spread over a larger base.

             Provision for Income Tax
             ------------------------

             In the First Quarter 1998 the Company recorded a tax provision of $1.2 million. There was no corresponding provision for First Quarter 1997 as the Company applied unrecorded net operating loss carry forwards to its pre-tax income, which substantially ended in fiscal 1997.

          LIQUIDITY AND CAPITAL RESOURCES

             The Company's  existing capital resources  consist of cash  and
          funds available under  its line  of credit.   The Company's  cash
          increased  by $1.8 million from November 30, 1997 to $3.0 million
          at  February 28,  1998.   Typically,  the Company  maintains cash
          levels of between $1.5 million and $3.0 million for general corporate needs, with any excess cash used to reduce borrowings under the Company's line of credit. In First Quarter 1998, the net cash provided by operating activities was $635,000 compared
          to a usage of cash  in First Quarter 1997 of $11.4 million.   The
          primary difference between the periods related to a significant reduction in accounts receivable, offset in part by an increase
          in  costs  and estimated  earnings in  excess  of billings.   The
          Company's investing activities in First Quarter 1998 used net cash of $2.8 million primarily representing the $5.0 million Dominion Bridge investment partially offset by payments on notes receivable.

             Financing activities in First Quarter 1998 provided $3.8 million of cash primarily due to an increase in notes payable.

             The Company's cash requirements consist of working capital needs, obligations under its leases and promissory notes and the
          funding of potential acquisitions.   Management believes that the
          Company's cash and funds available under its credit facilities are sufficient to meet its anticipated cash requirements, subject
          to   raising  additional  capital   as  necessary   for  possible
          acquisitions. The Company is seeking to raise additional capital by issuing debt (straight or convertible) or equity securities in private or public offerings. There can be no assurance that the Company will be able to issue its securities to coincide with the funding of certain capital requirements.

          INFORMATION REGARDING FORWARD LOOKING STATEMENTS.

             The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or
          on  behalf of  the Company.   Forward-looking  statements include
          statements  concerning  plans,  objectives,   goals,  strategies,
          future events or performance and underlying assumptions and other statements which are other than statements of historical facts.
          Certain  statements   contained   herein  are   forward   looking
          statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis,
          including  without  limitations,   management's  examination   of
          historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or
          projections  will  result or  be  achieved or  accomplished.   In
          addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program and capital requirements, the ability of the Company to manage its expansion effectively, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and severe weather
          conditions that could delay projects.   The Company disclaims any
          obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                       PART II

                                  OTHER INFORMATION

          ITEM 2.   CHANGES IN SECURITIES

             In February 1998, the Company issued 845,856 common shares upon the exercise of warrants which had been issued by the Company to institutional investors in private placements in May 1996 and January 1997. The issuances of the common shares underlying the warrants were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) therof.

		During the first quarter of fiscal 1998, the Company issued an aggregate of 128,000 common shares in connection with the final payment of a prior acquisition and the initial payment of a subsequent acquisition. Such issuances of common shares were exempt from registration under the Securities Act by virtue of
          Section 4(2) thereof.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

             27   Financial Data Schedule.

          (b)  Form 8-K

             The Company filed a Form 8-K for an event of February 20, 1998 to report on Item 5 thereof the entry into a non-binding letter of intent with Dominion Bridge Corporation.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           AMERICAN ECO CORPORATION
                                           (Registrant)


          Dated:  April 20, 1998            /s/ Michael E. McGinnis
                                           ---------------------------
                                           Michael E. McGinnis
                                           Chief Executive Officer


          Dated:  April 20, 1998           /s/ Bruce D. Tobecksen
                                           ----------------------------
                                           Bruce D. Tobecksen
                                           Chief Financial Officer

                                    EXHIBIT INDEX


          Exhibit      Description
          -------      -----------


          27        Financial Data Schedule.