Form 10-Q/A
period 1998-02-28
AMERICAN ECO CORP
filed 1998-04-21
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1998
                                         -----------------

                                          OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

          Commission File Number: 001-10621
                                  ---------

                               AMERICAN ECO CORPORATION

                         ------------------------------------

                (Exact name of registrant as specified in its charter)

               Ontario, Canada                                   52-1742490
          ---------------------------     ---------------------------------
          (State or other jurisdiction of (IRS Employer Identification No.)
                                             incorporation or organization)


                 154 UNIVERSITY AVENUE, TORONTO, ONTARIO     M5H 3Y9
                 ---------------------------------------------------
          (Address or principal executive offices)           (Zip Code)

                                    (416) 340-2727
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

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

          As of April 15, 1998, there were 21,644,856 shares of Common Shares, no par value, outstanding.

                               AMERICAN ECO CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

          PART I.   FINANCIAL INFORMATION                          Page No.
                                                                   --------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets:
                           February 28, 1998 and November 30, 1997  . . . 3

                         Consolidated Statement of Income:
                           Quarters Ended February 28, 1998
                           and February 28, 1997  . . . . . . . . . . . . 5

                         Consolidated Statement of Changes in Financial
                            Position:
                            Quarters Ended February 28, 1998
                            and February 28, 1997 . . . . . . . . . . . . 6

                         Notes to Consolidated Financial Statements . . . 7

               Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . .  10


          PART II.  OTHER INFORMATION

               Item 2.   Changes in Securities  . . . . . . . . . . . .  13

               Item 6.   Exhibits and Reports on Form 8-K . . . . . . .  13

               Signatures . . . . . . . . . . . . . . . . . . . . . . .  14

          ITEM 1. FINANCIAL STATEMENTS

                                        PART I

                                FINANCIAL INFORMATION

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States Dollars in thousands)
                                     (Unaudited)


                                                      February 28, November 30,
                                                          1998         1997
                                                      ------------  -----------

                          ASSETS
                          ------


     CURRENT ASSETS
          Cash . . . . . . . . . . . . . . . . . . .   $  3,023     $   1,259
          Accounts receivable, trade, less allowance
          for doubtful accounts of $1,751 in 1998 and
          $2,078 in 1997, respectively . . . . . . .     45,068        50,349
          Current portion of notes receivable  . . .     15,073        17,757
          Costs and estimated earnings in excess of
                      billings   . . . . . . . . . .     17,321        13,145
          Inventory  . . . . . . . . . . . . . . . .     19,098        18,079
          Deferred income tax  . . . . . . . . . . .        986         1,133
          Prepaid expenses and other current assets       5,922         6,920
                                                       --------      --------
               TOTAL CURRENT ASSETS  . . . . . . . .    106,491       108,642
                                                       --------      --------

     PROPERTY, PLANT AND EQUIPMENT, net                  33,152        33,023
                                                       --------      --------


     OTHER ASSETS
          Goodwill, net of accumulated amortization
           of $1,754 in 1998 and $1,592 in 1997,
          respectively . . . . . . . . . . . . . . .     31,847        30,484
          Notes receivable . . . . . . . . . . . . .     28,145        28,578
          Investments  . . . . . . . . . . . . . . .     17,876         9,142
          Other assets . . . . . . . . . . . . . . .      1,912         1,917
                                                       --------      --------
               TOTAL OTHER ASSETS  . . . . . . . . .     79,780        70,121
                                                       --------      --------

               TOTAL ASSETS  . . . . . . . . . . . .   $219,423      $211,786
                                                       ========      ========




      The accompanying notes are an integral part of these financial statements.

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States dollars in thousands)
                                     (Unaudited)

                                                   February 28,   November 30,
                                                       1998           1997
                                                    -----------   ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

     CURRENT LIABILITIES
          Accounts payable and accrued liabilities  $ 28,741         $ 28,400
          Notes payable  . . . . . . . . . . . . .    11,650            8,904
          Current portion of long-term debt  . . .     7,790            8,081
          Billings in excess of costs and              1,132            3,350
     estimated earnings  . . . . . . . . . . . . .  --------         --------
               TOTAL CURRENT LIABILITIES . . . . .    49,043           48,735
                                                    --------         --------

     LONG-TERM LIABILITIES
          Long-term debt . . . . . . . . . . . . .    52,150           51,722
          Deferred income tax liability  . . . . .     4,307            3,144
          Other liabilities  . . . . . . . . . . .       973            1,086
                                                    --------        ---------
               TOTAL LONG-TERM LIABILITIES            57,430           55,952
                                                    --------        ---------

               TOTAL LIABILITIES . . . . . . . . .   106,473          104,687
                                                    --------        ---------

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY
          Share capital  . . . . . . . . . . . . .    79,184           75,577
          Contributed surplus  . . . . . . . . . .     2,845            2,845
          Cumulative foreign exchange  . . . . . .    (1,426)          (1,511)
          Retained earnings  . . . . . . . . . . .    32,347           30,188
                                                    --------         --------
               TOTAL SHAREHOLDERS' EQUITY            112,950          107,099
                                                    --------         --------

               TOTAL LIABILITIES & SHAREHOLDERS'    $219,423         $211,786
     EQUITY  . . . . . . . . . . . . . . . . . . .  ========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                               AMERICAN ECO CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS ENDED FEBRUARY 28,
                         (United States dollars in thousands)
                                     (Unaudited)

                                                        1998          1997
                                                        ----          ----
                                                    $   58,434      $  45,236
     REVENUE . . . . . . . . . . . . . . . . . .    ----------      ---------

     COSTS AND EXPENSES
          Direct costs of revenue  . . . . . . .        45,452         36,142
          Selling, general and administrative
            expenses . . . . . . . . . . . . . .         7,869          4,228
          Interest expense, net  . . . . . . . .           760            415
          Depreciation and amortization  . . . .         1,032            906
                                                     ---------      ---------
                                                        55,113         41,691
                                                     ---------      ---------

     INCOME BEFORE PROVISION FOR INCOME TAXES  .         3,321          3,545

     PROVISION FOR INCOME TAXES  . . . . . . . .         1,162             --
                                                     ---------      ---------


     NET INCOME  . . . . . . . . . . . . . . . .    $    2,159     $    3,545
                                                    ==========     ==========
     Earnings per common share
          Basic                                     $   0.11      $     0.25
                                                    ========      ==========
          Fully diluted  . . . . . . . . . . . .    $   0.11      $     0.21
                                                    ========      ==========
     Weighted average number of shares used in
       computing earnings per common share
          Basic  . . . . . . . . . . . . . . . .    20,009,244     14,432,926
                                                    ==========     ==========
          Fully diluted  . . . . . . . . . . . .    24,538,540     17,755,735
                                                    ==========     ==========





     The accompanying notes are an integral part of these consolidated financial statements.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                       FOR THE THREE MONTHS ENDED FEBRUARY 28,
                         (United States dollars in thousands)
                                     (Unaudited)
                                                           1998     1997
                                                           ====     ====

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income  . . . . . . . . . . . . . . . . . . .   $  2,159 $  3,545
          Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization . . . . .    1,032      906
               Changes in deferred income taxes  . . .    1,310       -
               Changes in accounts receivable  . . . .    5,281    (8,038)
               Changes in costs and estimated earnings
               in excess of billing  . . . . . . . . .   (4,176)     187
               Change in inventory . . . . . . . . . .   (1,019)      -
               Change in prepaid expenses  . . . . . .   (1,697)      -
               Change in other assets  . . . . . . . .      5       (151)
               Change in accounts payable  . . . . . .      71     (8,680)
               Change in billings in excess of costs
               and estimated earning . . . . . . . . .   (2,218)     915
               Change in other liabilities . . . . . .    (113)     (117)
                                                         -------- --------
     Net cash provided by (used in) operating              635    (11,433)
     activities  . . . . . . . . . . . . . . . . . . .   -------- --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures . . . . . . . . . . . .    (999)     4,746
          Increase in goodwill . . . . . . . . . . . .     .-.      (271)
          Proceeds from notes receivable . . . . . . .    3,117      (1)
          Increase in investment . . . . . . . . . . .   (4,921)      -
                                                         -------- --------
     Net cash provided by (used in) investing            (2,803)    4,474
     activities  . . . . . . . . . . . . . . . . . . .   -------- --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from notes payable  . . . . . . . .    3,150       -
          Proceeds from long-term debt . . . . . . . .     228     12,940
          Principal payments on notes payable  . . . .    (404)       -
          Principal payments on long-term debt . . . .     (91)       -
          Stock issuance costs . . . . . . . . . . . .     (10)       -
          Issuance of common stock . . . . . . . . . .      974     3,531
                                                         -------- --------
     Net cash provided by financing activities . . . .     3,847   16,471
                                                         -------- ---------

     EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON
       CASH  . . . . . . . . . . . . . . . . . . . . .      85       .-.
                                                         -------- --------

     NET INCREASE IN CASH  . . . . . . . . . . . . . .    1,764     9,512

     CASH AT BEGINNING OF PERIOD . . . . . . . . . . .    1,259      317
                                                         -------- --------

     CASH AT END OF PERIOD . . . . . . . . . . . . . .  $  3,023  $  9,829
                                                        ========= ========

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