Form 10-Q
period 1998-05-31
AMERICAN ECO CORP
filed 1998-07-15
CIK 868076

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1998
                                         ------------

                                          OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

          Commission File Number: 001-10621
                                 ----------

                               AMERICAN ECO CORPORATION
                            ------------------------------
                (Exact name of registrant as specified in its charter)

                       ONTARIO, CANADA                     52-1742490
              ---------------------------------        -------------------
                (State or other jurisdiction              (IRS Employer
              of incorporation or organization)        Identification No.)


              154 University Avenue, Toronto, Ontario         M5H 3Y9
          -----------------------------------------------------------------
              (Address or principal executive offices)       (Zip Code)

                                    (416) 340-2727
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

          As of July 15, 1998, there were 21,450,199 shares of Common Shares, no par value, outstanding.

                               AMERICAN ECO CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                   Page No.
                                                                   --------

          PART I.   FINANCIAL INFORMATION

            Item 1. Financial Statements

                       Consolidated Balance Sheet:
                         May 31, 1998 and November 30, 1997 . . . . . . 3

                       Consolidated Statement of Operations:
                         Three Months and Six Months
                         Ended May 31, 1998 and May 31, 1997  . . . . . 5

                       Consolidated Statement of Changes in
                         Financial Position:
                         Six Months Ended May 31, 1998
                         and May 31, 1997 . . . . . . . . . . . . . . . 6

                       Notes to Consolidated Financial Statements . . . 7

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . .  10


          PART II.  OTHER INFORMATION

            Item 2. Changes in Securities . . . . . . . . . . . . . .  14

            Item 4. Submission of Matters to a Vote of
                      Security Holders  . . . . . . . . . . . . . . .  14

            Item 6. Exhibits and Reports on Form 8-K  . . . . . . . .  15

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . .  16

          ITEM 1. FINANCIAL STATEMENTS


                                        PART I

                                FINANCIAL INFORMATION

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States dollars in thousands)
                                     (Unaudited)


                          ASSETS
                          ------
                                                   May 31,    November 30,
                                                     1998         1997
                                                   -------    ------------
          CURRENT ASSETS
            Cash  . . . . . . . . . . . . . . .   $ 37,618     $  1,259
              Accounts receivable, trade, less
                allowance for doubtful accounts
                of $1,509 in 1998 and $2,078 in
                1997, respectively  . . . . . .     53,750       50,349
              Current portion of notes
                receivable  . . . . . . . . . .     16,102       17,757
              Costs and estimated earnings in
                excess of billings  . . . . . .     20,922       13,145
              Inventory . . . . . . . . . . . .     19,526       18,079
              Deferred income tax . . . . . . .      1,338        1,133
              Prepaid expenses and other
                current assets  . . . . . . . .      6,911        6,920
                                                  --------     --------
                   TOTAL CURRENT ASSETS . . . .    156,167      108,642
                                                  --------     --------

          PROPERTY, PLANT AND EQUIPMENT, net        44,403       33,023
                                                  --------     --------
          OTHER ASSETS
              Goodwill, net of accumulated
                amortization of $2,232 in 1998
                and $1,592 in 1997,
                respectively  . . . . . . . . .     31,357       30,484
              Notes receivable  . . . . . . . .     27,312       28,578
              Investments . . . . . . . . . . .     15,444        9,142
              Other assets  . . . . . . . . . .      5,018        1,917
                                                  --------     --------
                   TOTAL OTHER ASSETS . . . . .     79,131       70,121
                                                  --------     --------
                   TOTAL ASSETS . . . . . . . .   $279,701     $211,786
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

                               AMERICAN ECO CORPORATION
                              CONSOLIDATED BALANCE SHEET
                         (United States dollars in thousands)
                                     (Unaudited)


           LIABILITIES AND SHAREHOLDERS' EQUITY
            -----------------------------------
                                                   May 31,    November 30,
                                                     1998         1997
                                                   -------    ------------

          CURRENT LIABILITIES
            Accounts payable and accrued
              liabilities . . . . . . . . . . .   $ 31,441     $ 28,400
            Notes payable . . . . . . . . . . .         --        8,904
            Current portion of long-term debt .        594        8,081
            Billings in excess of costs and
              estimated earnings  . . . . . . .      3,023        3,350
                                                  --------     --------
                  TOTAL CURRENT LIABILITIES . .     35,058       48,735
                                                  --------     --------

          LONG-TERM LIABILITIES
            Senior notes  . . . . . . . . . . .    120,000           --
            Long-term debt  . . . . . . . . . .        779       51,722
            Deferred income tax liability . . .      3,196        3,144
            Other liabilities . . . . . . . . .        814        1,086
                                                  --------     --------
                  TOTAL LONG-TERM LIABILITIES .    124,789       55,952
                                                  --------     --------

                  TOTAL LIABILITIES . . . . . .    159,847      104,687
                                                  --------     --------

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY
            Share capital . . . . . . . . . . .     87,937       75,577
            Contributed surplus . . . . . . . .      2,845        2,845
            Cumulative foreign exchange . . . .     (1,647)      (1,511)
            Retained earnings . . . . . . . . .     30,719       30,188
                                                  --------     --------

                  TOTAL SHAREHOLDERS' EQUITY  .    119,854      107,099
                                                  --------     --------

                TOTAL LIABILITIES &               $279,701     $211,786
                  SHAREHOLDERS' EQUITY  . . . .   ========     ========

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                               AMERICAN ECO CORPORATION
                         CONSOLIDATED STATEMENT OF OPERATIONS
              (United States dollars in thousands except per share data)
                                     (Unaudited)

                                                      Three Months Ended
                                                            May 31,
                                                      ------------------
                                                       1998        1997
                                                       ----        ----

          REVENUE . . . . . . . . . . . . . . . .   $   59,461  $   56,362
                                                    ----------  ----------

          COSTS AND EXPENSES
            Direct costs of revenue . . . . . . .       49,025      41,407
            Selling, general and administrative
              expenses  . . . . . . . . . . . . .        8,443       8,113

            Interest expense, net . . . . . . . .          910       1,448
            Loss on early extinguishment of debt         2,400          --
            Depreciation and amortization . . . .        1,190         956
                                                    ----------  ----------
                TOTAL COSTS AND EXPENSES  . . . .       61,968      51,924
                                                    ----------  ----------



          INCOME (LOSS) BEFORE PROVISION FOR
            (RECOVERY OF) INCOME TAXES  . . . . .       (2,507)       4,438

          PROVISION FOR (RECOVERY OF)                     (877)         --
            INCOME TAXES  . . . . . . . . . . . .   ----------  ----------
          NET INCOME (LOSS) . . . . . . . . . . .   $   (1,630) $    4,438
                                                    ==========  ==========

          Earnings (loss) per common share:
            Basic . . . . . . . . . . . . . . . .   $    (0.08) $     0.30
                                                    ==========  ==========
            Fully diluted . . . . . . . . . . . .   $    (0.08) $     0.25
                                                    ==========  ==========

          Weighted average number of shares used
          in computing earnings (loss) per common
          share:
            Basic . . . . . . . . . . . . . . . .   20,604,111  14,816,802
                                                    ==========  ==========

            Fully diluted . . . . . . . . . . . .   20,604,111  20,107,079
                                                    ==========  ==========



                                                     Six Months Ended May
                                                              31,
                                                       ----------------
                                                       1998        1997
                                                       ----        ----

          REVENUE . . . . . . . . . . . . . . . .   $  117,896  $  101,599
                                                    ----------  ----------

          COSTS AND EXPENSES
            Direct costs of revenue . . . . . . .       94,477       78,265
            Selling, general and administrative         16,312       11,626
              expenses  . . . . . . . . . . . . .
            Interest expense, net . . . . . . . .        1,670        1,864
            Loss on early extinguishment of debt         2,400          --
            Depreciation and amortization . . . .        2,222       1,862
                                                    ----------  ----------
                TOTAL COSTS AND EXPENSES  . . . .      117,081      93,617
                                                    ----------  ----------




          INCOME (LOSS) BEFORE PROVISION FOR               815
            (RECOVERY OF) INCOME TAXES  . . . . .                    7,982
          PROVISION FOR (RECOVERY OF)                      285           -
            INCOME TAXES  . . . . . . . . . . . .   ----------  ----------
          NET INCOME (LOSS) . . . . . . . . . . .   $      530  $    7,982
                                                    ==========  ==========

          Earnings (loss) per common share:
            Basic . . . . . . . . . . . . . . . .   $     0.03  $     0.55
                                                    ==========  ==========
            Fully diluted . . . . . . . . . . . .   $     0.03  $     0.47
                                                    ==========  ==========

          Weighted average number of shares used
          in computing earnings (loss) per common
          share:
            Basic . . . . . . . . . . . . . . . .   20,295,522  14,624,864
                                                    ==========  ==========
            Fully diluted . . . . . . . . . . . .   20,295,522  18,716,184
                                                    ==========  ==========


                    The accompanying notes are an integral part of
                             these financial statements.

                               AMERICAN ECO CORPORATION
               CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                           FOR THE SIX MONTHS ENDED MAY 31,
                         (United States dollars in thousands)
                                     (Unaudited)
                                                   1998          1997
                                                   ----          ----
          CASH FLOWS FROM OPERATING
             ACTIVITIES:
          Net income  . . . . . . . . . . .     $    530        $  7,982
            Adjustments to reconcile net
            income to net cash provided by
            operating activities:
              Loss on early extinguishment
              of debt . . . . . . . . . . .        2,400              --
              Depreciation and amortization        2,222           1,863
              Change in deferred income
              taxes . . . . . . . . . . . .         (153)             --
              Change in accounts receivable       (3,151)         (4,630)
              Change in costs and estimated
              earnings in excess of billing       (7,777)         (4,402)
              Change in inventory . . . . .       (1,447)             --
              Change in prepaid expenses and
              other current assets  . . . .       (2,462)             --
              Change in other assets  . . .       (1,640)         (3,426)
              Change in accounts payable and
              accrued liabilities . . . . .        3,041          (9,583)
              Change in billings in excess
              of costs and estimated
              earnings  . . . . . . . . . .         (327)          1,003
              Change in deferred gain and
              other liabilities . . . . . .         (272)           (566)
                                                --------        --------
          Net cash used in operating
          activities  . . . . . . . . . . .       (9,036)        (11,759)
                                                --------        --------

          CASH FLOWS FROM INVESTING
          ACTIVITIES:
            Capital expenditures  . . . . .       (1,570)            683
            Acquisition of business, net of
            cash acquired . . . . . . . . .           --          (5,210)
            Increase in goodwill  . . . . .            -          (1,540)
            Proceeds from notes receivable         3,022          (2,978)
            Increase in investment  . . . .       (6,102)             --
                                                --------        --------
          Net cash used in investing
          activities  . . . . . . . . . . .       (4,650)         (9,045)
                                                --------        --------

          CASH FLOWS FROM FINANCING
          ACTIVITIES:
            Proceeds from senior notes  . .      116,139              --
            Proceeds from notes payable . .        3,500              --
            Proceeds from long-term debt  .          408          21,118
            Principal payments on notes
            payable . . . . . . . . . . . .      (58,838)             --
            Principal payments on long-term
            debt  . . . . . . . . . . . . .      (12,404)             --
            Stock issuance costs  . . . . .          (18)              -
            Issuance of common stock  . . .        1,394           5,056
                                                --------        --------
          Net cash provided by financing
          activities  . . . . . . . . . . .       50,181          26,174
                                                --------        --------

          EFFECT OF FOREIGN EXCHANGE
          FLUCTUATIONS ON CASH  . . . . . .         (136)             --
                                                --------        --------

          NET INCREASE IN CASH  . . . . . .       36,359           5,370

          CASH AT BEGINNING OF PERIOD . . .        1,259             317
                                                --------        --------
          CASH AT END OF PERIOD . . . . . .     $ 37,618        $  5,687
                                                ========        ========
                    The accompanying notes are an integral part of
                       these consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1997, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the three and six months ended May 31, 1998 are not necessarily indicative of results expected for an entire year. The November 30, 1997 balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

          NOTE 1.    INVENTORY

          The components of inventory at May 31, 1998 and November 30, 1997 are as follows:

                                       May 31, 1998      November 30, 1997
                                       ------------      -----------------
           Raw Materials                  $ 7,841            $ 6,358
           Consumable Supplies              3,250              3,345
           Finished Goods                   8,435              8,376
                                          -------            -------
                                          $19,526            $18,079
                                          =======            =======

          NOTE 2.   INCOME TAXES

          The accompanying consolidated financial statements reflect no provision for income taxes for the period ended May 31, 1997 due to the application of unrecorded net operating loss carry forwards.

          NOTE 3.   DOMINION BRIDGE CORPORATION

          On February 20, 1998, the Company and Dominion Bridge Corporation ("Dominion Bridge") entered into a non-binding Letter of Intent which provided for (a) the purchase of $5.0 million of Dominion Bridge common stock and warrants to purchase Dominion Bridge common stock by the Company, (b) a working capital loan facility of up to $25.0 million to be provided by the Company to Dominion Bridge, (c) the engagement of the Company to provide certain management services to Dominion Bridge, and (d) the acquisition by the Company of the business and assets of Dominion Bridge.

          The purchase of $5.0 million dollars of Dominion Bridge stock was consummated on February 20, 1998. The amount is included in the accompanying consolidated balance sheet under the caption "Investments". Michael E. McGinnis, Chairman and Chief Executive Officer of the Company, is also a member of the Board of Directors of Dominion Bridge.

          On March 23, 1998, the Company announced that it had withdrawn the Letter of Intent and terminated negotiations for any further transactions due to complexities of the transaction and the time constraints for its completion. The Company subsequently entered into two joint ventures with subsidiaries of Dominion Bridge to perform certain contract work in Canada.

          NOTE 4.   US INDUSTRIAL SERVICES, INC. (FORMERLY EIF HOLDINGS,
                    INC.)

          The Company has loaned money to US Industrial Services, Inc., a Delaware corporation ("US Industrial") (formerly, EIF Holdings, Inc., a Hawaii corporation), to a maximum amount of $20.0 million. On February 18, 1998, the Company extended the maturity date of this line of credit to August 18, 1998. At May 31, 1998, the amount due from US Industrial was $17.9 million.

          On July 15, 1998, the Company announced that it has exercised an option to convert $1 million of this indebtedness into one million common shares of US Industrial. In addition, the Company has signed an agreement in principle to sell the remaining indebtedness to an unrelated third party for $5 million in cash plus a note for the remaining balance payable on January 29, 1999.


          NOTE 5.   LITIGATION

          At May 31, 1998, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

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

          During May 1998, the Company completed the sale of $120 million of 9 5/8% Senior Notes. Upon completion of this sale, the Company extinguished its existing bank indebtedness resulting in a charge of $2.4 million. Under Canadian Basis, this charge is included in pretax earnings. Under U.S. Basis, however, this charge is presented as an extraordinary item, net of tax.

          On February 20, 1998, the Company purchased 1,923,077 shares of Dominion Bridge common stock for $5.0 million. Under Canadian Basis, this investment is accounted for as a long-term investment and the Company has determined that an other than temporary decline in value has not occurred in this investment as of May 31, 1998. Under U.S. Basis, the Company's investment in Dominion Bridge would be accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investment in Dominion Bridge would be classified as an available-for-sale investment which would require the Company to carry the investment at its market value of $2.4 million at May 31, 1998 with the difference of $2.6 million from the Company's carrying value presented as an unrealized loss on marketable securities in shareholders' equity.

          In May 1998, the Company began a joint venture with a subsidiary of Dominion Bridge. Under Canadian Basis, this joint venture is accounted for using the proportionate consolidation method. Under U.S. Basis, the investment in the joint venture is accounted for using the equity method. While there is no impact on net income, under U.S. Basis the Company would not have recorded the revenues and cost of revenues of $1,029,000 and $871,000, respectively and instead would have recorded its proportionate interest in the net income of the joint venture.

          Under U.S. Basis, utilization of pre-acquisition net operating loss carryforwards should be credited to goodwill rather than as a reduction of the income tax provision, as in practice under Canadian Basis. Therefore, under U.S. Basis, the goodwill and income tax provision would have been adjusted by approximately $126,000 and $24,000 for the three and six months ended May 31, 1998, respectively, and by $888,000 and $1,603,000 for the three and six months ended May 31, 1997, respectively.

          During the six months ended May 31, 1997, the Company sold $19 million aggregate principal amount of convertible debentures (the "Debentures"). Under Canadian Basis, the total amount allocated to the conversion feature of approximately $3 million was being charged to interest expense over ten years. Had the U.S. Basis been followed, the $3 million would have been charged to interest expense immediately as the conversion feature of the Debentures were "in the money" and the Debentures were immediately convertible.

          During the first quarter of 1997, the Company commenced accounting for its investment in US Industrial pursuant to the equity method of accounting. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, however, this change is accounted for retroactively to when the Company first invested in US Industrial, resulting in an additional charge of approximately $1.5 million during the first six months of fiscal year 1997.

          The following is a reconciliation of revenues, pretax income and net income under Canadian Basis to U.S. Basis.

                                              Canadian Basis
                                       3 months             6 months
                                 -------------------- --------------------
                                   1998       1997       1998       1997
                                   ----       ----       ----       ----
          Revenues  . . . . . .  $ 59,461   $56,362    $117,896   $101,599
          Pretax income . . . .    (2,507)    4,438         815      7,982
          Income tax provision       (877)       --         285         --
          Income (loss) before
            extraordinary item     (1,630)    4,438         530      7,982
          Extraordinary loss on
            extinguishment of
            debt  . . . . . . .        --        --          --         --
          Net income (loss) . .  $ (1,630)  $ 4,438     $   530   $  7,982


                                                U.S. Basis
                                       3 months             6 months
                                --------------------   -------------------
                                   1998       1997       1998       1997
                                 --------   --------  ---------   --------

          Revenues  . . . . . .  $ 58,432    $ 56,362  $116,867   $101,599
          Pretax income . . . .      (107)      4,438     3,214      3,483
          Income tax provision        (43)        888     1,269      1,603
          Income (loss) before
            extraordinary item        (64)      3,550     1,945      1,880
          Extraordinary loss on
            extinguishment of
            debt  . . . . . . .    (1,440)         --    (1,440)        --
          Net income (loss) . .  $ (1,504)   $  3,550  $    505   $  1,880

          Under U.S. Basis, basic and diluted earnings per share are calculated using the treasury stock method. The calculation of earnings per share under U.S. Basis is as follows:

                                --------------------- --------------------
                                      3 months              6 months
                                   1998       1997       1998       1997
                                   ----       ----       ----       ----
          Net income  . . . . .   $(1,504)     $3,550     $ 505      $1,880
          Net income per share
               Basic  . . . . .    ($0.07)      $0.24    ($0.02)      $0.13
               Diluted  . . . .    ($0.07)      $0.23    ($0.02)      $0.12

          Weighted average
            number of shares
               Basic  . . . . . 20,604,111 14,816,802 20,295,522 14,624,864

               Diluted  . . . . 20,604,111 15,273,277 21,348,624 15,105,381



          NOTE 7.   SENIOR NOTES

               In May 1998, the Company completed placement of $120,000,000 of 9-5/8% Senior Notes that mature May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15, and November 15 of each year, commencing November 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2003, at specified redemption prices.

               The Notes are senior general unsecured obligations of the Company, ranking pari passu in right of payment with all other senior indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company incurred in the future. The Indenture contains certain covenants that, among other things, will limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make other distributions, purchase equity interest or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, issue or sell capital stock of subsidiaries, engage in sale-and-leaseback transactions, sell assets or enter into certain mergers or consolidations.

               The Company used proceeds of $71.2 million to repay credit facilities, other outstanding indebtedness and accrued interest associated with such indebtedness. The remainder of the net proceeds will be used for general corporate purposes, funding of joint venture start-up costs and future acquisitions. As a result of the refinancing, the Company recorded a $2.4 million charge for the early extinguishment of debt, primarily related to the prepaid financing costs of the bank debt.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The results of operations for the six months ended May 31, 1998 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1997.

          OVERVIEW

               The Company entered into its current lines of business in November 1992 when it acquired Eco Environmental, Inc. ("Eco Environmental"), and it has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired nine businesses between fiscal 1993 and fiscal 1997, and its revenues grew from $7.6 million in fiscal 1993 to $220.4 million in fiscal 1997 primarily as a result of such acquisitions. In fiscal 1997, the Company accelerated its acquisition program by adding Chempower, Inc., an Ohio corporation ("Chempower") and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG"), while disposing of Eco Environmental and Environmental Evolutions, Inc. ("Environmental Evolutions"). Effective as of May 31, 1998, the Company acquired the assets of the Pictou shipyard in Nova Scotia, Canada. In connection with such acquisition, the Company issued 806,172 common shares.

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

          SEASONALITY AND QUARTERLY FLUCTUATIONS

               The Company's revenues from its industrial and specialty fabrication segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. Historically, the Company has experienced decreased activity during the first quarter of a fiscal year due to slower plant turnaround activity in the refinery and power generating industries in the northern United States and Canada. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one-to-two quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

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

          RESULTS OF OPERATIONS

               Three months ended May 31, 1998 compared to three months ended May 31, 1997.

               Revenues
               --------

               Revenue during the three months ended May 31, 1998 increased approximately 5.5% or $3.1 million to $59.5 million from $56.4 million during the same period in 1997. The $3.1 million increase in revenue is comprised of:

               Acquisitions in 1997 subsequent
                 to Second Quarter 1997                $ 4.4
               Disposition in 1997 of
                 environmental subsidiaries             (1.3)
                                                       -----
                                                       $ 3.1
                                                       -----

               The acquisition in 1997 was the CCG subsidiary which was acquired on September 1, 1997. The Company's environmental subsidiaries, ECO Environmental and Environmental Evolutions were included in the 1997 operations until their disposal date of August 31, 1997. Revenues for the businesses that were included in the consolidated financial statements for both periods were essentially unchanged from the prior year. There was, however, a shift in the revenue mix year between year as the 1997 quarter included a higher percentage of specialty fabrication revenues whereas the 1998 quarter reflected a higher percentage of maintenance and engineering revenues. The 1997 quarter benefitted from $5 million of construction services related to the MART project, a state of the art thermal treatment facility which was completed in 1997.

               Operating Expenses
               ------------------

               The Company's direct costs of revenue increased 18.6% to $49 million in the Second Quarter of 1998 compared to $41.4 million for the comparable period in 1997. The increased costs are partially attributable to the revenue growth in the period, but the more significant increase in costs is attributable to the shift in revenues towards maintenance and engineering activities as compared to the fabrication activity in the prior year.

               Selling, general and administrative expenses increased 4% to $8.4 million compared to $8.1 million for the Second Quarter of 1997. Many of these costs are either fixed or semi-variable, and the increases represent some modest increase in staff over the prior year in addition to the selling, general and administrative expenses of the acquisitions net of dispositions.

               During the quarter, the Company issued $120 million of 9 5/8% ten year Senior Notes through a private placement. A portion of the proceeds of the notes were used to pay off existing bank debt and notes payable. As a result of the refinancing, the Company recorded a charge of $2.4 million as a loss on early extinguishment of debt, primarily related to the prepaid financing costs of the bank debt.

               Income Taxes
               ------------

               The Company recorded an income tax benefit of $877 thousand for the three months ended May 31, 1998 in recognition of the tax benefit associated with the pre tax loss of $2.5 million for the period. In the corresponding period of 1997, the Company reflected pre tax income of $4.4 million but recorded no tax provision, as the Company applied unrecorded net operating loss carryforwards to its pre tax income. The loss carryfowards were substantially utilized in fiscal 1997.

               Six months ended May 31, 1998 compared to six months ended May 31, 1997.

               Revenues
               --------

               Revenues during the six months ended May 31, 1998 increased approximately 16% or $16.3 million to $117.9 million from $101.6 million during the same period in 1997. The $16.3 million increase in revenue is comprised of:

               Acquisitions in 1997 subsequent
                 to First Quarter 1997                 $ 23.9
               Disposition in 1997 of
                 environmental subsidiaries              (3.8)
               Reduction in revenue from
                 existing businesses                     (3.8)
                                                       ------
                                                       $ 16.3
                                                       ------

               The acquisitions subsequent to the First Quarter of 1997 represent the Company's Chempower and CCG subsidiaries which were acquired on March 1, 1997 and September 1, 1997, respectively. The Company's environmental subsidiaries, Eco Environmental and Environmental Evolutions were included in the 1997 operations until their disposal date of August 31, 1997. The remaining businesses were essentially flat for the six month period. There was some shift of revenue from specialty fabrication to maintenance and engineering from 1997 to 1998. The 1997 quarter benefitted from $5 million of construction services related to the MART project which was completed in 1997.

               Operating Expenses
               ------------------

               The Company's direct costs of revenue increased 20.7% to $94.5 million for the six months ended May 31, 1998 compared to $78.3 million during the same period of 1997. The increased costs are attributable to the shift in revenue to lower margin activities in the maintenance and engineering area versus the higher margin specialty fabrication activity.

               Selling, general and administrative expenses increased 40.3 % to $16.3 million compared to $11.6 million for the six months ended May 31, 1997. Of the total increase of $4.7 million, $2.9 million represented the selling, general, and administrative expenses added at Chempower and CCG which were acquired subsequent to February 28, 1997. Also included in the six months 1998 figure is approximately $308 thousand of costs related to the unsuccessful acquisition of Dominion Bridge.

               In May 1998, the Company issued $120 million of 9 5/8% ten year Senior Notes through a private placement. A portion of the proceeds of the notes were used to pay off existing bank debt and notes payable. As a result of the refinancing, the Company recorded a charge of $2.4 million as a loss on early extinguishment of debt, primarily related to the prepaid financing costs of the bank debt.

               Income Taxes
               ------------

               In 1997 the Company recorded no income tax provision for the six months ended May 31, 1997 as the Company applied unrecorded net operating loss carryforwards to its pre tax income. The loss carryforwards were substantially utilized in fiscal 1997.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company's existing capital resources consist of cash on hand. The Company's cash increased by $36.4 million from November 30, 1997 to $37.6 million at May 31, 1998. The significant increase in cash was generated by a refinancing of debt which took place in May 1998. The Company issued $120 million of 9 5/8% ten year Senior Notes in a private placement transaction. The net proceeds, after all expenses, aggregated approximately $115.7 million. These proceeds were utilized to retire existing bank debt and notes payable of approximately $71.6 million. The remainder of the proceeds were used to fund working capital needs or remain as available cash to the Company.

               For the six months ended May 31, 1998 the Company utilized $9.0 million of cash to fund operating activities versus $11.8 million for the like period in 1997. Increases in costs and estimated earnings in excess of billing, inventory, and prepaid expenses represented the primary variances. Several large contracts in the current period do not permit billing by the Company until milestones are met on the projects. Billing on these contracts is expected to be accomplished in the third and fourth quarters of 1998.

               Cash used in investing activities was $4.7 million in 1998 versus $9.0 million in 1997. In 1998, the primary use of cash was for capital spending of $1.6 million and an increase in investment of $6.1 million, primarily the $5.0 million investment in Dominion Bridge.

               Cash flow from financing activity was $50 million in the six months ended May 31, 1998 compared to $26 million for the six months ended May 31, 1997. The proceeds from the senior note issuance were used to repay bank debt and notes payable in 1998.

               The Company's cash requirements consist of working capital needs, obligations under its leases and senior notes and the funding of potential acquisitions. Management believes that the Company's cash balances are sufficient to meet its anticipated cash requirements for the foreseeable future.

          IMPACT OF THE YEAR 2000 PROBLEM

               The Year 2000 Problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

               Based on a recent assessment, management determined that the Company will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have a material impact on the operations of the Company.

               Based on presently available information, the Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to solve their own Year 2000 Problems. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

               The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year, but no later than April 1999. The total remaining cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flow of the Company. Of the total project cost, approximately $1.0 million is attributable to the purchase of new software, which will be capitalized. The remaining $500,000 will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations of the Company. To date, the Company has not incurred any expense for its Year 2000 project.

               The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. These estimates were derived by utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from such plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

          INFORMATION REGARDING FORWARD LOOKING STATEMENTS.

               The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program and capital requirements, the ability of the Company to manage its expansion effectively, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and severe weather conditions that could delay projects. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                       PART II

                                  OTHER INFORMATION

          ITEM 2.   CHANGES IN SECURITIES

             During the Second Quarter the Company issued 50,000 common shares upon the exercise of warrants which had been issued by the Company in conjunction with private placements. Also during the Second Quarter the Company issued an aggregate of 956,172 common shares in connection with acquisitions. The issuances of these common shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of
          Section 4(2) thereof.

             During the Second Quarter, the Company issued 60,489 common shares for services and payments, and an aggregate of 55,600 common shares upon the exercise of options granted pursuant to the Company's Stock Option Plan. The issuances of these common shares were exempt from registration under the Securities Act by virtue of Section 4(2) thereof.


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On May 28, 1998, the Company held its Annual and Special Meeting of Shareholders (the "Meeting").

             The following persons were elected directors at the Meeting:

                  Barry Cracower
                  William A. Dimma
                  Hon. Donald R. Getty
                  Michael E. McGinnis
                  John C. Pennie
                  Francis J. Sorg

             At the Meeting, in addition to the election of directors, the shareholders (1) appointed PricewaterhouseCoopers LLP (formerly, Coopers & Lybrand L.L.P.) as auditors for fiscal 1998, (2) approved a resolution amending the Company's Stock Option Plan,
          (3) approved the adoption of a shareholder rights plan, and (4) approved a resolution authorizing the Company to enter into private placement agreements during the twelve month period following the Meeting.

             The voting by shareholders at the Meeting was as follows:

                                             FOR      AGAINST    WITHHELD
                                             ---      -------    --------

             Elect directors             15,090,630         -     121,025
             Appoint Auditors            14,963,413         -     113,687
             Amend Option Plan           14,344,257   729,149     116,126
             Approve Rights Plan         14,558,324   539,755      97,076
             Authorize Placements        14,409,855   696,164     106,821

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K for an event of April 9, 1998 reporting under Item 5 thereof the adoption of a shareholder rights plan and the issuance, on April 20, 1998, of one common share purchase right for each outstanding common share as of such date.

               The Company filed a Form 8-K for an event of May 21, 1998 reporting under Item 5 thereof the issuance and sale of US $120,000,000 of 9-5/8% Senior Notes due 2008 in a transaction exempt from the registration requirements of the Securities Act.

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMERICAN ECO CORPORATION
                                                  (Registrant)


          Dated:  July 15, 1998                   /s/ Michael E. McGinnis
                                                  -------------------------
                                                  Michael E. McGinnis
                                                  Chief Executive Officer


          Dated:  July 15, 1998                   /s/ Bruce D. Tobecksen
                                                  -------------------------
                                                  Bruce D. Tobecksen
                                                  Chief Financial Officer

                                    EXHIBIT INDEX


          Exhibit      Description
          -------      -----------

          27        Financial Data Schedule.