Form 10-Q
period 1998-08-31
AMERICAN ECO CORP
filed 1998-10-15
CIK 868076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998
                                  ------------

                                       OR



{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                        Commission File Number: 001-10621
                                  ------------

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


             154 University Avenue, Toronto, Ontario         M5H 3Y9
          ------------------------------------------------------------
            (Address or principal executive offices)       (Zip Code)

                                 (416) 340-2727
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

As of October 9, 1998, there were 21,610,180 shares of Common Shares, no par value, outstanding.

                            AMERICAN ECO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          ------

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet:
            August 31, 1998 and November 30, 1997 ......................     3

          Consolidated Statement of Operations:
            Three Months and Nine Months Ended August 31, 1998 and
              August 31, 1997 ..........................................     5

          Consolidated Statement of Changes in Financial Position:
            Nine Months Ended August 31, 1998 and August 31, 1997 ......     6

          Notes to Consolidated Financial Statements ...................     7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    12


PART II.  OTHER INFORMATION

     Item 2. Changes in Securities .....................................    16

     Item 6. Exhibits and Reports on Form 8-K ..........................    17

     Signatures ........................................................    18

     ITEM 1. FINANCIAL STATEMENTS


                                     PART I

                              FINANCIAL INFORMATION

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (United States dollars in thousands)
                                   (Unaudited)


                      ASSETS

                                                    August 31,     November 30,
                                                       1998            1997
                                                   ------------    ------------
CURRENT ASSETS
  Cash ..........................................  $     19,912    $      1,259
  Accounts receivable, trade, less allowance for
    doubtful accounts of $2,182 in 1998 and
    $2,078 in 1997 ..............................        53,652          50,349
  Current portion of notes receivable ...........        15,970          17,757
  Costs and estimated earnings in excess of
    billings ....................................        16,575          13,145
  Inventory .....................................        20,494          18,079
  Deferred income tax ...........................         1,281           1,133
  Prepaid expenses and other current assets .....         9,609           6,920
                                                   ------------    ------------
        TOTAL CURRENT ASSETS ....................       137,493         108,642
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, net ..............        43,920          33,023
                                                   ------------    ------------
OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $2,472 in 1998 and $1,592 in 1997 ...........        31,051          30,484
  Notes receivable ..............................        22,299          28,578
  Investments ...................................        35,688           9,142
  Other assets ..................................         7,392           1,917
                                                   ------------    ------------
        TOTAL OTHER ASSETS ......................        96,430          70,121
                                                   ------------    ------------
        TOTAL ASSETS ............................  $    277,843    $    211,786
                                                   ============    ============

The November 30, 1997 balance sheet was derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles for complete financial presentation.

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (United States dollars in thousands)
                                   (Unaudited)


       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    August 31,     November 30,
                                                       1998            1997
                                                   ------------    ------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities ......  $     27,470    $     28,400
  Notes payable .................................           341           8,904
  Current portion of long-term debt .............           112           8,081
  Billings in excess of costs and estimated
    earnings ....................................         2,892           3,350
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES ...............        30,815          48,735
                                                   ------------    ------------

LONG-TERM LIABILITIES
  Senior notes ..................................       120,000              --
  Long-term debt ................................           831          51,722
  Deferred income tax liability .................         3,233           3,144
  Other liabilities .............................           840           1,086
                                                   ------------    ------------
        TOTAL LONG-TERM LIABILITIES .............       124,904          55,952
                                                   ------------    ------------

        TOTAL LIABILITIES .......................       155,719         104,687
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Share capital .................................        89,918          75,577
  Contributed surplus ...........................         2,845           2,845
  Cumulative foreign exchange ...................        (4,528)         (1,511)
  Retained earnings .............................        33,889          30,188
                                                   ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY ..............       122,124         107,099
                                                   ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ................................  $    277,843    $    211,786
                                                   ============    ============

The November 30, 1997 balance sheet was derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles for complete financial presentation.

The accompanying notes are an integral part of these consolidated financial statements.


                            AMERICAN ECO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (United States dollars in thousands except per share data)
                                   (Unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                            August 31,                      August 31,
                                                   ----------------------------    ----------------------------
                                                       1998            1997            1998            1997
                                                   ------------    ------------    ------------    ------------
REVENUE .........................................  $     64,602    $     48,176    $    182,498    $    149,775
                                                   ------------    ------------    ------------    ------------
COSTS AND EXPENSES
  Direct costs of revenue .......................        48,161          32,418         142,637         110,683
  Selling, general and administrative expenses ..         9,003           8,617          25,315          20,256
  Interest expense, net .........................         1,535           1,162           3,206           3,026
  Loss on early extinguishment of debt ..........            --              --           2,400              --
  Depreciation and amortization .................         1,113             778           3,334           2,640
                                                   ------------    ------------    ------------    ------------
        TOTAL COSTS AND EXPENSES ................        59,812          42,975         176,892         136,605
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES ........         4,790           5,201           5,606          13,170
PROVISION FOR INCOME TAXES ......................         1,621             653           1,906             653
                                                   ------------    ------------    ------------    ------------
NET INCOME ......................................  $      3,169    $      4,548    $      3,700    $     12,517
                                                   ============    ============    ============    ============

Earnings per common share:
  Basic .........................................  $       0.15    $       0.28    $       0.18    $       0.83
                                                   ============    ============    ============    ============
  Fully diluted .................................  $       0.13    $       0.27    $       0.16    $       0.74
                                                   ============    ============    ============    ============

Weighted average number of shares used in
computing earnings per common share:
  Basic .........................................    21,494,654      16,238,637      20,751,435      15,166,715
                                                   ============    ============    ============    ============
  Fully diluted .................................    25,755,885      18,527,321      24,821,048      16,914,865
                                                   ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                      FOR THE NINE MONTHS ENDED AUGUST 31,
                      (United States dollars in thousands)
                                   (Unaudited)
                                                       1998            1997
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................  $      3,700    $     12,157
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Loss on early extinguishment of debt ........         2,400              --
    Depreciation and amortization ...............         3,334           2,640
    Change in deferred income taxes .............           (59)            404
    Gain on sale of subsidiaries ................            --          (2,460)
    Change in accounts receivable ...............        (3,053)        (12,598)
    Change in costs and estimated earnings in
      excess of billing .........................        (3,430)         (6,037)
    Change in inventory .........................        (2,415)          2,067
    Change in prepaid expenses and other current
      assets ....................................        (4,460)            967
    Change in other assets ......................        (4,014)             --
    Change in accounts payable and accrued
      liabilities ...............................          (930)         (1,086)
    Change in billings in excess of costs and
      estimated earnings ........................          (458)         (1,090)
    Change in deferred gain and other liabilities          (246)             --
                                                   ------------    ------------
Net cash used in operating activities ...........        (9,631)         (5,036)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................        (1,893)            755
  Acquisition of business, net of cash acquired .            --          (5,210)
  Increase in goodwill ..........................            --          (1,540)
  Proceeds from (repayments of) notes receivable.         7,459         (15,740)
  Increase in investment ........................       (25,638)             --
                                                   ------------    ------------
Net cash used in investing activities ...........       (20,072)        (21,735)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior notes ....................       116,139              --
  Proceeds from notes payable ...................         3,500              --
  Proceeds from long-term debt ..................           408          19,272
  Principal payments on notes payable ...........       (58,927)             --
  Principal payments on long-term debt ..........       (12,404)             --
  Stock issuance costs ..........................           (28)             --
  Issuance of common stock ......................         2,685          12,512
                                                   ------------    ------------
Net cash provided by financing activities .......        51,373          31,784
                                                   ------------    ------------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH..        (3,017)             --
                                                   ------------    ------------

NET INCREASE IN CASH ............................        18,653           5,013

CASH AT BEGINNING OF PERIOD .....................         1,259             317
                                                   ------------    ------------
CASH AT END OF PERIOD ...........................  $     19,912    $      5,330
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. Accordingly, the information contained herein should be read in conjunction with the Company's annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. See Note 8 for a description of the differences between Canadian and United States GAAP. Results of operations for the three and nine months ended August 31, 1998 are not necessarily indicative of results expected for an entire year.

The accompanying consolidated financial statements include the accounts of American Eco Corporation ("AEC") or (the "Company") and its wholly-owned subsidiaries; Chempower, Inc., Specialty Management Group, Inc. /d/b/a CCG (acquired September 1, 1997), Industra Service Corporation ("Industra"), MM Industra, Ltd. ("MMI"), Separation and Recovery Systems, Inc. ("SRS"), The Turner Group, United Eco Systems, Inc., Cambridge Construction Service Corporation, and Lake Charles Construction Company, Inc. The 1997 financial statements also include ECO Environmental, Inc. and Environmental Evolutions, Inc., through August 31, 1997, the date these subsidiaries were sold. All significant intercompany balances and transactions have been eliminated.

Recognition of Revenue: The Company recognizes revenues and profits on contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings, or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the Company's balance sheet.

Foreign Exchange: The functional currency for the Company is the U.S. dollar, with the exception of AEC, Industra and MMI whose functional currency is the Canadian dollar. The translation of the Canadian dollar into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the translation of AEC, Industra and MMI's financial statements are classified as a component of shareholders' equity.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2 - CASH RESTRICTIONS

The Company's cash balance at August 31, 1998 includes approximately $7.2 million held in escrow as security for a letter of credit required for the Amethyst project (see Note 4).

NOTE 3 - NOTES RECEIVABLE

On February 18, 1998 the Company executed a "Third Amendment" to its $20 million maximum line of credit note with U.S. Industrial Services, Inc. ("USIS") (formerly EIF Holdings, Inc.). The Third Amendment extended the maturity to August 18, 1998 from February 18, 1998.

On July 14, 1998 the Company converted $1 million of its outstanding note receivable from USIS for 1,000,000 shares of USIS common stock pursuant to a Stock Purchase Agreement dated February 2, 1996. (See NOTE 4 - INVESTMENTS for additional disclosure).

On July 24, 1998, the Company sold its remaining note receivable from USIS, which amounted to $17.9 million, to USIS Acquisition, LLC (UALC), for full face value. Under the terms of the agreement, the Company received $5 million in cash and a note from UALC in the amount of $12.9 million. The note bears interest at 10% per annum, matures on January 29, 1999 and is secured by a Stock Pledge Agreement that grants the Company a security interest in all of the USIS common stock owned by UALC. See Amendment No. 5 to Schedule 13D filed by the Company on August 6, 1998 for copies of the Promissory Note and Stock Pledge Agreement.

On August 31, 1997 the Company sold its wholly owned subsidiaries, Eco Environmental, Inc. and Environmental Evolutions, Inc., to Eurostar Interests, Ltd. ("Eurostar"), a company controlled by John C. Pennie, the Vice-Chairman of AEC. Eurostar assigned its interest in Eco Environmental and Environmental Evolutions to Eco Technologies International, Inc. ("ETI"). John C. Pennie owns 50% of Windrush, which owns 6.6% of ETI, and Mr. Pennie is Chairman and Chief Executive Officer of ETI. Barry Cracower, a director of the Company, is also a director of ETI. As consideration for the sale the Company received a note in the amount of $11 million, which bears interest at 10% and was due on August 31, 1998. The note is collateralized by all of the common stock of Eurostar and is also supported by a $3 million performance bond. Subsequent to August 31, 1998, the Company received a partial payment of $3 million. The Company is currently discussing with ETI a possible extension and or amendment to the note.

NOTE 4 - INVESTMENTS

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

The purchase of $5.0 million dollars of Dominion Bridge stock was consummated on February 20, 1998. The amount is included in the accompanying consolidated balance sheet under the caption "Investments". Michael E. McGinnis, Chairman and Chief Executive Officer of the Company, is also a member of the Board of Directors of Dominion Bridge. On August 11, 1998, Dominion Bridge filed "notices of intent to submit a proposal" under the Canadian Bankruptcy and Insolvency Act. Proposals to the Dominion Bridge creditors are due by October 26, 1998. Once proposals are submitted, Dominion Bridge will attempt to negotiate a final agreement with its creditors. Due to the early stage of the proceedings, the ultimate outcome cannot yet be predicted. As a result, the investment continues to be stated at cost. Should the outcome of these proceedings lead to the determination that a permanent decline in value of the Company's investment in Dominion Bridge has occurred, a write-down to fair market value will be necessary. See Note 8 for additional disclosures.

On March 23, 1998, the Company announced that it had withdrawn the Letter of Intent and terminated negotiations for any further transactions due to complexities of the transaction and the time constraints for its completion. The Company subsequently entered into two projects with Davie Industries and Steen Pipeline, subsidiaries of Dominion Bridge, to perform certain contract work in Canada. During the quarter ended August 31, 1998, the Company's investment in these projects increased by approximately $17.4 million, comprised of approximately $11.4 million of capital investment, plus recognized gross profit of approximately $6 million. See Note 8 for disclosures regarding the Company's accounting treatment for these activities.

US INDUSTRIAL SERVICES, INC.

On July 14, 1998, the Company exercised its option to convert $1 million of convertible notes into 1 million shares of US Industrial Services, Inc. common stock. The Company sold the remaining portion of its convertible notes to UALC on July 24, 1998, and UALC converted the notes to common stock effective July 27, 1998 (see Note 3). Michael E. McGinnis, Chairman and Chief Executive Officer of the Company, is also a member of the Board of Directors of USIS. As a result of these transactions, the Company's ownership of USIS common stock decreased from approximately 36% to 21%. Accordingly, the Company continues to account for the investment under the equity method, and has recognized income of approximately $357,000 and $449,000, respectively, for the three and nine months ended August 31, 1998.

NOTE 5 - SENIOR NOTES

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

NOTE 6 - INCOME TAXES

During the nine months ended August 31, 1998, the Company has recorded a provision for income taxes of $1.9 million, based on an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates, and estimated utilization of certain available U.S. and Canadian net operating loss carryforwards.


NOTE 7 - LITIGATION

The nature and scope of the Company's business operations bring it into regular contact with the general public, a variety of businesses and government agencies. These activities inherently subject the Company to litigation, which are defended in the normal course of business. At August 31, 1998 there were several claims and disputes incidental to the business. Management believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material effect upon the Company's financial position, results of operations or cash flows.



NOTE 8 - DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

On February 20, 1998, the Company purchased 1,923,077 shares of Dominion Bridge common stock for $5.0 million. Under Canadian Basis, this investment is accounted for as a long-term investment. As explained in Note 4, it is not determinable whether an other than temporary decline in value has occurred in this investment as of August 31, 1998. As a result, the investment continues to be stated at cost. Under US Basis, the Company's investment in Dominion Bridge would be accounted for pursuant to Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, the investment would be classified as an available-for-sale security, and stated at its market value of $0.4 million at August 31, 1998. The unrealized loss of $4.6 million would be presented as a component of shareholders' equity. Under both the Canadian and US Basis, no income statement charge is recognized until it is determined that a permanent decline in value has occurred. As a result, there is no impact on net income for the quarter ended August 31, 1998 under either basis of accounting.

Under Canadian Basis, the Company accounts for the results of its joint venture activities under the proportionate consolidation method. Under US basis, the equity method of accounting is required. While there is no impact on net income, the Canadian Basis financial statements include approximately $6 million of gross profit recognized under the proportionate consolidation method, which would have been classified as other income under the equity method (US Basis).

Under U.S. Basis, utilization of pre-acquisition net operating loss carryforwards should be credited to goodwill rather than as a reduction of the income tax provision, as in practice under Canadian Basis. Therefore, under U.S. Basis, the goodwill and income tax provision would have been adjusted by approximately $295,000 and $1,279,000 for the three and nine months ended August 31, 1998, respectively, and by $1,428,000 and $2,821,000 for the three and nine months ended August 31, 1997, respectively.

During the nine months ended August 31, 1997, the Company sold $19 million aggregate principal amount of convertible debentures (the "Debentures"). Under Canadian Basis, the total amount allocated to the conversion feature of approximately $3 million was being charged to interest expense over ten years. Had the U.S. Basis been followed, the $3 million would have been charged to interest expense immediately as the conversion feature of the Debentures were "in the money" and the Debentures were immediately convertible. As all Debentures were converted by September 9, 1997, there is no impact on the fiscal 1998 financial statements.

During the first quarter of 1997, the Company commenced accounting for its investment in USIS pursuant to the equity method of accounting. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, however, this change is accounted for retroactively to when the Company first invested in USIS, resulting in an additional charge of approximately $1.5 million during the first nine months of fiscal year 1997.

The following is a reconciliation of revenues, pretax income and net income under Canadian Basis to U.S. Basis.

                                             Canadian Basis
                        --------------------------------------------------------
                                 3 months                      9 months
                        --------------------------    --------------------------
                            1998          1997            1998          1997
                        ------------  ------------    ------------  ------------
Revenues .............  $     64,602  $     48,176    $    182,498  $    149,775
Pretax income ........         4,790         5,201           5,606        13,170
Income tax provision..         1,621           653           1,906           653
Income before
  extraordinary item..         3,169         4,548           3,700        12,517
Extraordinary loss on
  extinguishment of
  debt ...............            --            --              --            --
Net income ...........  $      3,169  $      4,548    $      3,700  $     12,517


                                               U.S.  Basis
                        --------------------------------------------------------
                                 3 months                      9 months
                        --------------------------    --------------------------
                            1998          1997            1998          1997
                        ------------  ------------    ------------  ------------

Revenues .............  $     58,602  $     48,176    $    175,469  $    149,775
Pretax income ........         4,790         5,201           8,005         8,684
Income tax provision..         1,916         2,081           3,185         3,474
Income before
  extraordinary item..         2,874         3,120           4,820         5,210
Extraordinary loss on
  extinguishment of
  debt ...............            --            --          (1,440)           --
Net income ...........  $      2,874  $      3,120    $      3,380  $      5,210


                                            Canadian Basis
                        --------------------------------------------------------
                                 3 months                      9 months
                        --------------------------    --------------------------
                            1998          1997            1998          1997
                        ------------  ------------    ------------  ------------
Net income ...........  $      3,169  $      4,548    $      3,700  $     12,517

Net income per share:
   Basic .............  $        .15  $        .28    $        .18  $        .83
   Diluted ...........  $        .13  $        .27    $        .16  $        .74

Weighted average
number of shares:
   Basic .............    21,494,654    16,238,637      20,751,435    15,166,715
   Diluted ...........    25,755,885    18,527,321      24,821,048    16,914,865

Under U.S. Basis, basic and diluted earnings per share are calculated using the treasury stock method. The calculation of earnings per share under U.S. Basis is as follows:

                                               U.S. Basis
                        --------------------------------------------------------
                                 3 months                      9 months
                        --------------------------    --------------------------
                            1998          1997            1998          1997
                        ------------  ------------    ------------  ------------
Net income ...........  $      2,874  $      3,120    $      3,380  $      5,210

Net income per share:
   Basic .............  $        .13     $     .19    $        .16  $        .34
   Diluted ...........  $        .13      $    .18    $        .16  $        .32

Weighted average
number of shares:
   Basic .............    21,494,654    16,238,637      20,751,435    15,166,715
   Diluted ...........    21,615,208    17,197,557      21,486,250    16,180,986

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program and capital requirements, the ability of the Company to manage its expansion effectively, collection and realization of its investments, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and severe weather conditions that could delay projects.


GENERAL

The Company entered into its current lines of business in November 1992 and has continued to expand its service capabilities, geographic presence and customer base primarily by acquiring other companies. The Company acquired nine businesses between fiscal 1993 and fiscal 1997, and its revenues grew from $7.6 million in fiscal 1993 to $220.4 million in fiscal 1997 primarily as a result of such acquisitions. In fiscal 1997, the Company continued its acquisition program by acquiring Chempower and CCG, and intends to continue to expand its business through the acquisition of companies in the industrial support and specialty fabrication businesses. The Company's acquisition strategy entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that acquisition opportunities will continue to be available.

The Company's acquisition strategy has led to rapid growth in the Company's operations over the past five fiscal years. The Company's operations generally are managed at each of its subsidiaries, but core administrative, financing and strategic planning functions are performed at the corporate level. This rapid growth has increased, and may continue to increase, the operational complexity of the Company as well as the level and responsibility for both existing and new management personnel at the corporate level. The Company's ability to manage its expansion effectively will require it to retain new management personnel at the corporate level and to continue to implement and improve its operational and financial systems. The Company's inability to effectively manage its expansion could have a materially adverse effect on its results of operations and financial position.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's revenues from its industrial and specialty fabrication segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions. Historically, the Company has experienced decreased activity during the first quarter of a fiscal year due to slower plant turnaround activity in the refinery and power generating industries in the northern United States and Canada. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one-to-two quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

RESULTS OF OPERATIONS


                       Three Months Ended August 31, 1998
                                   Compared To
                       Three Months Ended August 31, 1997

Revenue

Consolidated revenue for three months ended August 31, 1998 increased to $64.6 million from $48.2 million for the same period in the previous year. The increase was primarily the result of the inclusion of CCG, which was acquired on September 1, 1997, and the current quarter inclusion of activity from the Dominion Bridge projects, Amethyst and Steen Pipeline, which are under the direction of MM Industra. In addition, during the three months ended August 31, 1998, Industra's revenue increased due to continued diversification into broader market segments. The consolidated increase in revenue was partially offset by a decreased number of sales of SRS Sarex Systems during the current quarter. In addition, the three months ended August 31, 1997 included revenue related to the MART project, a state of the art thermal treatment facility in which the Company no longer has an interest. SAREX system sales are expected to improve in the fourth quarter.


Gross Profit

Consolidated gross profit as a percent of revenue, for the three months ended August 31, 1998 decreased to 25.4% from 32.7% for the same period in the previous year. The decrease in gross profit percentage was the combined result of Industra's current quarter diversification into the energy and general construction markets which typically provide lower margins than the boiler turnaround projects in the pulp and paper industry. In addition, SRS experienced a decreased in the number of higher margin SAREX System project placements in the current quarter and an increase in its lower margin processing operations. Turner also contributed to the margin decrease due to revised profitability estimates on certain jobs.


Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (sg&a), as a percentage of revenue, for the three months ended August 31, 1998 compared to the same period in 1997 decreased 4% to 13.9% from 17.9%. The decrease in the sg&a percentage was the result of the efficiencies recognized from the cost containment initiatives the Company has implemented during the current year, and reduced legal fees as compared to the same period in 1997.

Other Costs and Expenses

For the three months ended August 31, 1998, interest expense increased to $2.9 million from $1.5 million for the same period in 1997. The increase was the result of the $120 million Senior Notes issued in May 1998. Interest expense is shown net of interest income, which totaled approximately $1.4 million and $0.4 million for the quarters ended August 31, 1998 and 1997, respectively. The increase in interest income resulted from an increase in the Company's notes receivable and from the short-term investing of the Company's idle cash.


                       Nine Months Ended August 31, 1998
                                  Compared To
                       Nine Months Ended August 31, 1997

Revenue

Consolidated revenue for the nine months ended August 31, 1998 increased to $182.5 million from $149.8 million for the same period in the previous year. The increase was primarily the result of the inclusion of a full year of operations of CCG and Chempower, which were acquired on September 1, 1997 and March 1, 1997, respectively, and the current year inclusion of activity from the Dominion Bridge projects, Amethyst and Steen Pipeline, which are under the direction of MM Industra. In addition, during the nine months ended August 31, 1998, Turner's revenue increased as a result of a major contract for the expansion of an oil refinery and Industra's revenue increased due to continued diversification into a broader range of market segments. The consolidated increase in revenue was partially offset by a decreased number of sales of SRS Sarex Systems during the current year. In addition, the nine months ended August 31, 1997 included revenue related to the MART project, a state of the art thermal treatment facility, which was completed in 1997.

Gross Profit

Consolidated gross profit as a percent of revenue, for the nine months ended August 31, 1998 decreased 4.3% to 21.8% from 26.1% for the same period in the previous year. The decrease in gross profit percentage was the combined result of a decrease in the number of higher margin SRS SAREX System project placements in the current year and an increase in its lower margin processing operations. Turner also contributed to the margin decrease due to revised profitability estimates on certain jobs. SAREX system sales are expected to improve in the fourth quarter.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses, as a percentage of revenue, for the nine months ended August 31, 1998 compared to the same period in 1997 remained consistent. The Company has started recognizing efficiencies from the cost containment initiatives it has implemented in the current year which have been offset by costs related to the attempted acquisition of Dominion Bridge.

Other Costs and Expenses

For the nine months ended August 31, 1998, interest expense increased to $6.7 million from $3.7 million for the same period in 1997. The increase was the combined result of the $120 million Senior Notes issued in May 1998. Interest expense is shown net of interest income, which totaled approximately $3.5 million and $0.7 million for the nine months ended August 31, 1998 and 1997, respectively. The increase in interest income resulted from an increase in the Company's notes receivable and from the short-term investing of the Company's idle cash.

The Company used a portion of the proceeds it received from the issuance of $120 million Senior Notes in May 1998 to pay-off various bank debt and notes payable. As a result of the refinancing, the Company recorded a charge on the early extinguishment of debt of $2.4 million during the nine months ended August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1998 the Company's current ratio improved to 4.5:1 as compared with 2.2:1 as of November 30, 1997. The Company's cash increased by $18.7 million from November 30, 1997 to $19.9 million at August 31, 1998. The significant increase in cash is primarily the result of the May 1998 issuance of $120 million of 9 5/8%, ten year Senior Notes. The proceeds from the bond issuance were utilized to retire existing bank debt and notes payable of approximately $71.6 million. The remainder of the proceeds were used to fund working capital needs or remain as available cash to the Company. As explained in Note 2, the cash balance at August 31, 1998 includes approximately $7.2 million of restricted cash.

During the nine months ended August 31, 1998, the Company utilized net cash in operating activities of $9.6 million, compared to net cash utilized in operations of $5.0 for the same period in 1997. The increase in the utilization of cash was primarily the result of a decrease in net income and increases in inventory and prepaid expenses for the nine months ended August 31, 1998, partially offset by improved cash flow from collection of accounts receivable.

During the nine months ended August 31, 1998, net cash used in investing activities decreased to $20.1 million from $21.7 for the same period in 1997. Net cash used in investing activities during the current fiscal year consisted primarily of increased investments in joint venture activities, partially offset by payments received on its notes receivable in the current period.

As permitted by the Indenture under which the Senior Notes were issued, the Company expects to obtain a line of credit facility of approximately $20 to $30 million during the next sixty to ninety days secured by the Company's accounts receivable. The facility will be used to assist its working capital needs and to assist in the financing of the Company's growth strategy through acquisition.

The Company believes that its current cash position, the collection of certain notes receivable, the cash flows from its operations, and the anticipated availability of a line of credit facility, will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures, debt service requirements and its acquisition strategy.

IMPACT OF THE YEAR 2000 PROBLEM

The Year 2000 Problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

Based on a recent assessment, management determined that the Company will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have a material impact on the operations of the Company.

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

The Company has not incurred any expense for its Year 2000 project and expects commencement of the project within 60 days. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year. The total remaining cost of the Year 2000 project is estimated at $1.5 million and will be funded through operating cash flow of the Company. Of the total project cost, approximately $1.0 million is attributable to the purchase of new software, which will be capitalized. The remaining $500,000 will be expensed as incurred over the next two years and is not expected to have a material effect on the results of operations of the Company.

                                     PART II

                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the quarter ended August 31, 1998, the Company issued 157,500 common shares in exchange for services. The issuances of these common shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27 Financial Data Schedule

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMERICAN ECO CORPORATION
                                                         (Registrant)


     Dated:  October 15, 1998                     /s/ Michael E. McGinnis
                                                  --------------------------
                                                  Michael E. McGinnis
                                                  Chief Executive Officer


     Dated:  October 15, 1998                     /s/ Joseph L. Vaillancourt
                                                  --------------------------
                                                  Joseph L. Vaillancourt
                                                  Corporate Controller

                                  EXHIBIT INDEX


     Exhibit   Description                                Page
     -------   ----------------------------------------   ----

        27     Financial Data Schedule ................    20