Form 10-K
period 1998-11-30
AMERICAN ECO CORP
filed 1999-03-17
CIK 868076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1998

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                         Commission file number 0-10621

                            AMERICAN ECO CORPORATION
             (Exact name of Registrant as specified in its charter)

      Ontario, Canada                                            52-1742490
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 154 University Avenue, Toronto, Ontario M5H 3Y9
          (Address of principal executive offices, including zip code)

                                 (416) 340-2727
              (Registrant's telephone number, including area code)

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

                           Common Shares, no par value
                             Shareholder Rights Plan
                             -----------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At January 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $38,488,000, and the number of Common Shares outstanding of the Registrant was 21,610,810.

               Documents Incorporated in Reference:  None

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I
        Item 1.  Business........................................................................................  3
        Item 2.  Properties...................................................................................... 18
        Item 3.  Legal Proceedings............................................................................... 19
        Item 4.  Submission of Matters to a Vote of Security Holders............................................. 19

PART II
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........................... 20
        Item 6.  Selected Financial Data......................................................................... 21
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........... 22
        Item 8.  Financial Statements and Supplementary Data..................................................... 29
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............ 58

PART III
        Item 10.  Directors and Executive Officers of the Registrant............................................. 59
        Item 11.  Executive Compensation......................................................................... 62
        Item 12.  Security Ownership of Certain Beneficial Owners and Management................................. 63
        Item 13.  Certain Relationships and Related Transactions................................................. 64

PART IV
        Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................... 68

                                     PART I

Unless otherwise indicated all dollar amounts are in United States dollars. For a statement regarding forward looking statements contained herein, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Information Regarding Forward Looking Statements."

Item 1. Business

General

     American Eco Corporation (the "Company" or "American Eco") through its subsidiaries is a leading provider of industrial support, specialty fabrication and environmental remediation services to principally three industry groups: (i) energy, (ii) pulp and paper and (iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers a single-source solution for an extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. Specialty fabrication services offered by the Company include the construction of decks, well jackets and modules for offshore oil and gas platforms, the fabrication of piping, pressure vessels and other equipment used in process industries, the erection of structural steel support systems and the manufacture of electrical switch gear, power distribution panels, bus ducts and control rooms. The Company also manufactures, sells, installs and operates SAREX(C) oil filtration and separation systems worldwide.

     The Company has strategically positioned itself as a single-source provider of support services, which can be performed by an outside service company with greater efficiency, safety and cost-effectiveness. By outsourcing support services, the Company's customers can focus on their core manufacturing processes, reduce operating costs, improve safety and conserve human and capital resources.

     American Eco's business has benefitted from several market trends. First is the shift among industrial companies toward outsourcing maintenance and other non-core services. Companies have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, single-source providers which have broad geographic coverage. These trends had driven American Eco's acquisition strategy to consolidate regionally fragmented service providers in the United States and Canada. American Eco has realized significant growth through acquiring companies which provide services to several industries in different geographical regions. Between fiscal 1993 and fiscal 1998, the Company acquired nine businesses, including two environmental companies which were subsequently sold in August 1997. The Company's revenues and net operating income were $7.6 million and $322,000 for the fiscal year ended November 30, 1993 and were $299.8 million and a loss of $30.2 million for the fiscal year ended November 30, 1998. The Company's strategy is to continue to pursue strategic acquisitions which broaden and deepen its geographic presence, expand service offerings or client base and contribute to earnings growth.

     American Eco believes it has achieved a competitively advantaged position in the industrial support, specialty fabrication and construction management markets it serves by consistently providing high-quality, cost-effective services on a safe and timely basis. The Company's key competitive strengths include: (i) long-standing customer relationships, (ii) an outstanding safety and quality record, (iii) a broad offering of value-added services and capabilities, (iv) the ability to provide its services in the United States and Canada and (v) an experienced management team in the field and at the corporate level.

     During 1998, the Company recorded certain impairment, severance and other charges that management believes are not reflective of the Company's core or on-going business activities and are therefore viewed by management as non-recurring. These charges related primarily to certain investments in Dominion Bridge Corporation ("Dominion Bridge") and certain of its subsidiaries all of which filed "notices of intent to submit a proposal" under the Canadian Bankruptcy and Insolvency Act in August 1998, to an impairment in its investment in US Industrial Services, Inc. ("USIS"), and to severance costs of $3.2 million relating primarily to changes in senior management positions both at the corporate offices and at certain subsidiaries. In addition, management recorded charges of $4.6 million related to certain single project joint ventures during the fourth quarter which were not anticipated by management or the joint ventures.

     In February 1998, the Company purchased $5.0 million of common stock and warrants of Dominion Bridge and, pursuant to a Letter of Intent, was to enter into a credit facility, provide management services and acquire the assets of Dominion Bridge. Although the Company did not enter into those proposed transactions with Dominion Bridge, it did enter into joint venture and other arrangements with Dominion Bridge with regard to a joint venture project involving the construction of a major pipeline in Ontario, Canada and the fabrication and construction of two semi-submersible oil drilling rigs. In August 1998, Dominion Bridge and its principal operating subsidiaries in Canada sought protection under the Canadian bankruptcy laws. Consequently, American Eco has taken a one-time write-down of $13.8 million from its investment in Dominion Bridge and other Dominion Bridge related activities, including the cessation of the projects for the two oil drilling rigs.

     During fiscal 1998, the Company underwent several management changes. Michael E. McGinnis who was Chairman of the Board, President and Chief Executive Officer surrendered the position of President in July 1998. Frank J. Fradella was then elected President. Mr. Fradella had served as an executive officer of the Company from October 1996 to May 1997 and, from May 1997 through July 1998, he had been President of USIS, a partially owned subsidiary of the Company. At which time, David L. Norris, who had been Senior Vice President and Chief Administrative Officer of the Company resigned. In September 1998, the Company terminated the employment of Bruce D. Tobecksen as Vice President and Treasurer and named K. Mitchell Posner as Executive Vice President, Chief Financial Officer and Director of Corporate Development. In December 1998, Mr. Fradella resigned as President to return to a private company. Mr. Posner announced at same time that he would leave his positions with the Company and return to the investment banking industry. In December 1998, Mr. McGinnis was re-elected President and ceased serving as Chairman of the Board, and J.C. Pennie, who was Vice Chairman of the Board, then became Chairman of the Board.

     On May 21, 1998, the Company issued $120 million principal amount of 95/8% Senior Notes due May 15, 2008. The net proceeds from the issuance was approximately $116.1 million, of which $71.2 million was used to repay outstanding indebtedness, including $65.1 million of the Company's Credit and Guaranty Agreement, dated as of August 22, 1997.

     At January 31, 1999, the Company operated primarily through the following first and second tier subsidiaries: C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services Inc., a Delaware corporation, the "Turner Group"); Cambridge Construction Service Corp., a Nevada corporation ("Cambridge"); Lake Charles Construction Company, a
Louisiana corporation ("Lake Charles Construction" and, together with its wholly-owned subsidiaries, the "Lake Charles Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM Industra, Limited, a Nova Scotia, Canada corporation ("MM Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); Chempower, Inc., an Ohio corporation ("Chempower"); and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG").

Business Strategy

     The Company's objectives are to continue to strengthen and broaden its position as a leading provider of industrial support, specialty fabrication and construction management services to the energy, pulp and paper, power generation and retail industries in North America, and thereby increase cash flow and profitability. To achieve these objectives, the Company is pursuing the following business strategies:

     Acquire Complementary Service Businesses. The Company evaluates, on an ongoing basis, potential acquisitions of complementary businesses in an effort to further strengthen and broaden its single-source service offering, and expand its customer base and geographic presence. Management believes that the industrial support services, specialty fabrication and commercial services markets are fragmented markets which are entering a period of consolidation due to: (i) customer demand for greater breadth and quality of service, (ii) the need to service multiple customer facilities, thus enabling the customer to reduce its vendor relationships and (iii) the increased importance of established safety and environmental compliance records. These factors have increased the necessary economies of scale and scope in the support services and specialty fabrication markets, eroded the competitiveness of smaller industry participants, and increased the barriers to entry for new competitors.

     Strengthen Competitive Position in Growing Outsourcing Market. Management believes that participants in the energy, pulp and paper, power generation and retail industries, in an effort to remain competitive, will continue to increase their reliance on the independent contractors to provide support and specialty fabrication services. Management is expanding the Company's capabilities to provide its customers a single-source solution for their support services and specialty fabrication needs.

     Cross-Sell Services. The sales staff, operations managers and business development personnel of each of the Company's subsidiaries are familiar with the capabilities of all the Company's subsidiaries. The Company trains its personnel to identify cross-selling opportunities and integrate the breadth of the Company's services into each bid proposal. This provides the customer a more comprehensive portfolio of services. The Company's cross-selling initiatives have resulted in several successful projects which have involved multiple operating subsidiaries of the Company and the performance of services internally which were historically performed by third parties.

     Maintain Decentralized Operating Structure. While at the corporate level the Company retains centralized control over certain administrative and finance functions, its operating subsidiaries maintain a high level of autonomy.
Management believes that the Company's decentralized operating structure is critical to its success, as many decisions to purchase its services are made by local customers based on established relationships and a service provider's ability to respond rapidly to the customer's needs. In addition, the Company has instituted programs to improve subsidiary reporting procedure and eliminate functional redundancy.

Development of the Business

     The Company was organized under the laws of Ontario, Canada in 1969 and entered the environmental business in 1987 under the name ECO Corp. Between 1987 and 1992, the Company developed and marketed certain environmental technologies, including commercial and residential food waste composting systems. The Company discontinued its composter operations, which resulted in the eventual write-down or sale of substantially all of the assets associated with such operations by 1993. Since 1993, the Company has entered its current lines of business and has grown substantially through acquisitions of other companies. In fiscal 1997, the Company sold its subsidiaries Eco Environmental Inc. ("Eco Environmental") and Environmental Evolutions, Inc. ("Environmental Evolutions") which significantly reduced the operations and results of the environmental remediation services segment.

Acquisitions

     In November 1993, the Company purchased the operating assets and businesses of the Turner Group, which is located in Port Arthur, Texas and provides construction, maintenance, demolition, and industrial maintenance services to petroleum and petrochemical refineries along the Gulf Coastal region of the United States. Management believes that as a result of the acquisition of the Turner Group, the Company is well positioned to provide industrial maintenance services to the petroleum and petrochemical refining industry. The Turner Group has a 55-year operating history and is located in the region that has the largest crude refinery capacities in the United States.

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

     Effective July 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of SRS, which is based in Irvine, California. SRS manufactures and distributes a proprietary line of SAREX(R) oil filtration and separation systems. There are approximately 30,000 such systems currently installed in one-half of the world's oil and petrochemical tankers as well as in major oil refineries.

     Effective July 22, 1996, the Company acquired Industra Service, which is based in Vancouver, British Columbia, Canada. Industra Service is an industrial engineering and environmental services company which provides industrial support services to the power generation, petroleum and petrochemical refining and forest products industries principally in western Canada and northwestern United States. The Company effected a take-over bid for Industra Service by exchanging 1,486,997 shares of the Company's Common Shares, which had a fair market value of $10.7 million, for 94.0% of the outstanding shares of Industra common stock. In December 1996, the Company received authorization to acquire the remaining 6.0% of Industra Service outstanding common stock. The Company currently owns all of the outstanding common stock of Industra Service.

     On September 3, 1996, the Company acquired certain assets of M & M Manufacturing Limited Partnership of Dartmouth, Nova Scotia, which provided pipefitting, assembling, machining and fabrication services to the petroleum and petrochemical refining, power generation, forest products and offshore oil exploration industries. The Company conducts the operations of M & M Manufacturing Limited Partnership through MM Industra, which was formed for the acquisition. Prior to their acquisition by the Company, the operations of M & M Manufacturing Limited Partnership had been idle and in receivership. The Province of Nova Scotia awarded the Company its bid to purchase and operate the assets of the bankrupt company, and MM Industra commenced operations in October 1996.

     On March 4, 1997, the Company completed its acquisition of Chempower, a manufacturing, construction and environmental services company for the power generation and chemical processing industries, headquartered in Akron, Ohio. As a result of the merger, all of the shareholders of Chempower, other than two principal shareholders (the "Principal Shareholders"), received $6.20 in cash for each of their Chempower shares, and all Chempower optionholders received, in cash, the difference between $6.20 and the exercise price per share for their outstanding options. The Principal Shareholders received a portion of the merger consideration in cash and the balance in the form of a $15.9 million promissory note of Chempower, which was paid in August 1997. In addition, the Company acquired property from the shareholders of Chempower in the amount of $4.0 million, which was being leased by Chempower. Based on the total 7,565,113 Chempower shares outstanding on the effective date of the merger and the amounts due to Chempower optionholders, the total acquisition cost was approximately $50.0 million.

     On September 1, 1997, the Company acquired CCG, a provider of maintenance and specialty construction services to commercial and retail clients throughout Canada and the United States. CCG has developed a proprietary management information software system which it will expand to include the Company's energy management services for industrial clients. The consideration for CCG consisted of 265,000 Common Shares of the Company, which Common Shares had a fair market value of approximately $2.6 million.

     In May 1998, the Company completed acquisition of the Pictou facility, located in Nova Scotia, from the Province of Nova Scotia for Common Shares of the Company and cash totaling approximately $8.5 million. As part of the consideration for the transaction, the Company issued a three-year zero-coupon note of approximately $928,000, which principal amount is to be reduced by approximately $7,500 for each job created by the Company at the Pictou facility. In addition, the Company will receive a grant of approximately $1.1 million from the Province of Nova Scotia for improvements to the facility. The Pictou facility is comprised of a fabrication facility, which has historically conducted shipbuilding, ship repair and conversion, and industrial fabrication, and administrative offices located on 10 acres in the Port of Pictou, Nova Scotia. The Pictou facility and the Company's MM Industra subsidiary in Dartmouth, Nova Scotia are the only existing fabrication facilities in the Province of Nova Scotia which are capable of fabricating certain components required to service the needs of the offshore oil and gas industry off the east coast of Canada.

Other Business Ventures

     Dominion Bridge Corporation

     On February 20, 1998, the Company and Dominion Bridge, entered into a non-binding letter of intent (the "Letter of Intent") which provided for (a) the purchase of $5.0 million of Dominion Bridge common stock and warrants by the Company (the "Dominion Bridge Stock Purchase"), (b) a working capital loan facility (the "Dominion Bridge Loan Facility") of up to $25.0 million to be provided by the Company to Dominion Bridge, (c) the engagement of the Company to provide certain management services to Dominion Bridge, and (d) the acquisition by the Company of the business and assets of Dominion Bridge. The Dominion Bridge Stock Purchase was completed on February 20, 1998, whereby the Company acquired 1,924,077 shares of common stock and warrants for the purchase of 192,308 shares, or approximately 6.3% of the outstanding shares of Dominion Bridge. Immediately following the consummation of the Dominion Bridge Stock Purchase, Michael E. McGinnis, the President and Chief Executive Officer of the Company, was elected to serve on Dominion Bridge's Board of Directors and on the Executive Committee thereof.

     Dominion Bridge primarily operated as a diversified international engineering and construction company in North America, Australia and Southeast Asia, and had additional operations in shipbuilding and repair and industrial specialty fasteners. In August 1998, Dominion Bridge's principal operating subsidiaries in Canada sought protection under the Canadian Bankruptcy and Insolvency Act for a stay of proceedings from their creditors. As of January 31, 1999, those Dominion Bridge subsidiaries remained under "notices of intent to submit a proposal" under the Bankruptcy and Insolvency Act.

     On May 8, 1998, the Company announced that it had entered into a joint venture with Steen Contractors Ltd., ("Steen"), a subsidiary of Dominion Bridge, for the fabrication and installation of 54 miles of high pressure pipeline for the southern and eastern Ontario region. On November 17, 1998, the Company announced that it purchased the balance of the interest in the joint venture held by Steen. On June 9, 1998, the Company announced that it had entered into a joint venture with MIL Davie Industries ("Davie"), a subsidiary of Dominion Bridge, for the fabrication and construction of two semi-submersible oil drilling rigs. The project known as the Amethyst II and III was being built for Petrodrill Offshore, Inc. ("Petrodrill"). The project was to be completed by the end of 1999.

     In July 1998, the Company accepted a novation of the contracts originally issued to Davie and issued a subcontract to Davie for the actual construction of the Amethyst II and III rigs by reason of the notices of intent. On November 5, 1998, the Company announced that it had invoked a clause in its contract with Petrodrill which rescinded its project associated with the construction of Amethyst II and III based upon default for non-payment of an outstanding invoice. The construction activity on this project has ceased. Petrodrill formally terminated the contract on November 5, 1998, asserting default by Davie and the Company under certain provisions of the contract. Negotiations are currently underway between the Company and Petrodrill to resolve this matter, although no assurance can be given that these negotiations will result in a settlement favorable to the Company.

     US Industrial Services Inc.

     At January 31, 1999, the Company owned approximately 81.9% of the outstanding Common Stock of USIS. The USIS Common Stock is traded on the OTC Bulletin Board. In November 1998, USIS sold the assets, subject to the related liabilities, of its subsidiary J.L. Manta, Inc., and in December 1998, USIS sold its P.W. Stephens Residential Inc. subsidiary. USIS is engaged in asbestos abatement and lead hazard removal primarily in the midwest. It recently engaged a consulting firm to prepare a strategic business plan to assist in refocusing USIS in other businesses, one of which may be the commercial real estate construction and management business.

     In May 1998, USIS effected a recapitalization, including a corporate migration to Delaware by its predecessor EIF Holdings, Inc. and a 1-for-10 reverse stock split of its Common Stock. Upon the recapitalization, the Company acquired 1,000,000 shares of USIS Common Stock pursuant to a February 1996 Stock Purchase Agreement. The closing had been delayed pending the recapitalization. At that time, the Company held certain promissory notes (the "Notes") of USIS consisting of outstanding principal and interest in the aggregate amount of $17.9 million. The outstanding amount of the Notes had been reduced by $1 million, representing the purchase price for the 1,000,000 shares. In 1996, the Company had provided USIS a $5.2 million line of credit, which line of credit was increased to $20.0 million by September 1997. The Notes were convertible into shares of USIS Common Stock at a price equal to 85.0% of the five day weighted average price of such shares immediately preceding the conversion date. As of July 24, 1998, the Company sold the Notes to USIS Acquisition, L.L.C. (the "Holder"), an unrelated entity, for $5.0 million in cash and a secured promissory note for $12.9 million repayable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of USIS Common Stock, and secured its promissory note to the Company with a pledge of the 5,295,858 shares. In November 1998, the Holder advised the Company that the Holder would not be able to pay its note at maturity, and the Company took ownership of the pledged shares in discharge of the Holder's note.

Overview of Business and Geographical Segments

     The Company is pursuing a strategy of becoming a single-source service provider for the petroleum and petrochemical refining, power generation, forest products and retail industries in the United States and Canada. Within this general line of business, the Company provides industrial support, specialty fabrication, environmental remediation and construction management services.

     The following table provides information with respect to the Company's principal business segments.

                                       Environmental         Industrial          Specialty         Construction
                                       Remediation            Support           Fabrication         Management
                                        Services(1)           Services           Services           Services(2)
                                        -----------           --------           --------           -----------
                                                                      (In thousands)
Fiscal 1998
Contract revenue from customers          $   6,227           $ 148,138           $ 116,286           $  29,138
Operating income (loss) .......               (851)            (18,125)            (10,258)                353
Depreciation and amortization .                842               3,092                 806                 176
Capital expenditures ..........                816               3,482              21,109                 256

Fiscal 1997
Contract revenue from customers          $ (12,125           $ 147,424           $  51,562           $   9,367
Operating income (loss) .......             (1,437)             11,768              10,472                 168
Depreciation and amortization .                923               3,336                 990                 133
Capital expenditures ..........                312               1,871               1,536                --

Fiscal 1996
Contract revenue from customers          $ (18,489           $ 094,584           $  06,456                --
Operating income ..............              2,885               3,522               3,073                --
Depreciation and amortization .                699               1,063                 470                --
Capital expenditures ..........                516               1,336               6,155                --


----------
(1)  The sale of Eco Environmental  and  Environmental  Evolutions on August 31,
     1997  had   significantly   reduced  the  operations  and  results  of  the
     environmental remediation services segment.

(2)  Revenues from CCG were recognized commencing September 1, 1997.

     The following table provides information with respect to the geographic segmentation of the Company's business.

                                               Canada          United States
                                               ------          -------------
                                                      (In thousands)
Fiscal 1998
Contract revenue ...................          $ 123,053           $ 176,736
Operating income (loss) ............             (6,123)            (22,758)
Depreciation and amortization ......                480               4,436
Capital expenditures during the year             22,962               2,701

Fiscal 1997
Contract revenue ...................          $  50,835           $ 169,643
Operating income ...................              6,503              14,468
Depreciation and amortization ......              1,223               4,190
Capital expenditures during the year                124               3,595

Fiscal 1996
Contract revenue ...................          $  06,509           $ 113,020
Operating income ...................                256               9,224
Depreciation and amortization ......                166               2,066
Capital expenditures during the year              6,151               1,856

Principal Industries Served by the Company

     Power Generation

     As the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulates the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, the electric utility industry in the United States have become increasingly competitive. Utilities are attempting to reduce their operating costs in order to produce power at competitive market rates, and are accomplishing this, in part, by deferring repairs and refurbishing their existing power stations. In the near term, such deferred maintenance may reduce the amount of available outside contract business. However, in the longer terms, utility companies may make necessary repairs in a manner similar to the evolution of outsourcing in the petroleum refining industry.

     Energy

     The Company provides industrial support and specialty fabrication services to the energy industry, with particular focus on (i) petroleum refineries in North America, (ii) petrochemical and chemical facilities and (iii) the offshore oil and gas industry in eastern Canada.

     Petroleum Refineries. The typical petroleum refinery in North America is an aging facility that must process crude oil at high utilization rates while complying with stringent environmental regulations. High utilization rates accelerate a facility's rate of deterioration and increase the need for repair and maintenance work. The Company believes that any increase in U.S. refining capacity is likely to require the refurbishment or expansion of existing facilities due to the prohibitively high cost to construct new facilities. The Company believes that plant managers increasingly hire independent contractors to maintain the operability of refineries and have generally reduced their internal maintenance personnel.

     Petroleum refiners repair and replace process equipment and piping systems on an on-going basis in order to maintain the operability and efficiency of their facilities, and to ensure that such facilities comply with current safety and environmental regulations. Refinery maintenance projects vary in scope from routine repairs to major capital improvements and turnarounds which require the shutdown of certain operating units or the entire refinery. In addition to routine maintenance, refiners periodically undertake capital improvement projects to refurbish their facilities. Such projects can require from six months to three years to complete depending upon the type, utilization rate and operating requirements of the particular refinery.

     In the Company's core operating region along the U.S. Gulf Coast, there is an aggregate of approximately 6.8 million barrels of crude oil distillation capacity, which accounts for approximately 42% of total U.S. crude oil distillation capacity.

     Petrochemical/Chemical. The petrochemical and chemical industries are capital-intensive and heavily regulated. Continuous capital spending is necessitated by the large plant sizes and economies of scale required to process end-products efficiently, as well as the complex technology and sophisticated safety and environmental equipment utilized in these facilities. High capital costs represent significant barriers to entry in this industry, so any entry into the industry or increase in capacity is likely to result from the expansion or refurbishment of existing facilities due to the prohibitively high cost associated with building a "grass-roots" facility. As such, when petrochemical/chemical processors undertake significant facility modification programs, they also typically expand the rated capacity of their facilities.

     Canadian Offshore Oil and Gas. Recent offshore oil and gas activity in eastern Canada has concentrated on the development of the Hibernia and Terra Nova fields, and Sable Island. The Company fabricated nine utility shaft modules for the Hibernia field and delivered production well jackets to Sable Island. The alliance which is developing Sable Island has committed that it will perform the majority of the fabrication work for the project in the Province of Nova Scotia. The Company operates the only facilities in Nova Scotia capable of fabricating the production well jackets, decks and certain other components of these offshore platforms. Management believes that Sable Island will generate significant fabrication and maintenance revenues for the Company over the next three years.

     Pulp and Paper

     The pulp and paper industry experienced severe pricing pressure from the fall of 1995 through the spring of 1997 due principally to overbuilt customer inventories caused by substantial price hikes during the period from mid-1994 to the fall of 1995. As a result of this pricing pressure, many plant managers deferred maintenance and canceled capital expenditure projects. The American Forest & Paper Association's annual capacity survey projects capacity growth from 1997 to 1999 at an annual rate of 1.5% which is below the average rate of 2.6% from 1986 to 1995, but suggests pulp and paper producers are taking a more conservative view toward pulp and paper demand growth. This modest projected capacity increase should translate into greater stability in pulp and paper prices.

     In November 1997, the U.S. Environmental Protection Agency (the "EPA") issued the Cluster Rule which is an integration of the Federal Clean Air and Clean Water Acts. The Cluster Rule imposes stricter environmental regulations on the pulp and paper industry through the reduction of pollutants generated by using elemental chlorine free bleaching technologies which rely on chlorine dioxide rather than pure chlorine. The EPA estimates that the cost of the equipment and mill modifications required to comply with the Cluster Rule will be approximately

$2.5 billion over the next three years. The Cluster Rule is expected to affect 155 mills across the U.S. and improve the water quality in 73 rivers and streams receiving discharges from pulp and paper mills.

Industrial Support Services

     The Company provides industrial support services to clients in the petroleum and petrochemical refining, power generation and forest products industries through the Turner Group, the Lake Charles Group, Industra Service, Chempower and SRS. The industrial support service business segment generated approximately 49.4% of the Company's revenues during fiscal 1998.

     Turnarounds. Turnaround services include the maintenance of crude distillation units, catalytic reformer units, delayed coker units, alkylation units, platformers, fluid catalytic cracking units and butamer units as part of a single project. These services also include the maintenance and modification of heat exchangers, heaters, vessels and piping.

     Planning and Project Management. The Company has developed the planning capabilities, operational skills and field supervision techniques necessary to manage all aspects of turnaround projects and other facility maintenance services. During the management of a turnaround project, the Company is responsible for cost control procedures, resource planning and scheduling, safety control, hazardous material handling, personnel hiring and training, equipment and tools procurement, field inspections, and overall project coordination. Certain specialized types of welding are often provided directly by the Company. Typically a portion of a turnaround project is performed by subcontractors under the supervision of the Company. The Company also develops suggested maintenance programs that incorporate its project experience.

     Fluid Catalytic Cracking Turnarounds. Fluid Catalytic Cracking Units ("FCCU") require a high level of maintenance due to extreme temperatures, in excess of 1000(degree)F inside the FCCU. The high temperature degrades the refractory lining and stainless steel components inside the FCCU. Refractory lining is heat resistant material designed to insulate the inner shell of the FCCU. The main components of a FCCU are the reactor, the regenerator and the flue gas exhaust system. The majority of FCCU maintenance during a turnaround project is on this equipment. Major maintenance work is typically performed to increase the efficiency of, and reduce the air pollution from, the FCCU.

     Dismantling and Demolition. Dismantling and demolition services are provided when a customer has decommissioned an entire facility or unit within its plant. A typical dismantling project begins by identifying potential safety hazards and preparing a work plan. This includes an estimate of the number of personnel and type of equipment necessary to complete the project. Personnel then examine and, if necessary, drain refinery pipelines or remove asbestos or other hazardous materials. Dismantled equipment is typically cut into scrap and sold in the scrap market. The Company salvages certain equipment for resale by the customer.

     ASME Code Stamp. The Company's subsidiaries which comprise the Turner Group are qualified to perform welding services on equipment that contain American Society of Mechanical Engineer ("ASME") stamps. State agencies and insurance companies typically require that ASME-certified welders perform services on ASME-coded equipment.

     Instrumentation and Electrical. These services include lighting, power and instrumentation wiring for electrical systems up to 5,000 volts, and the installation, termination, troubleshooting and commissioning of switches, transformers, and associated control and monitoring equipment. The Company is qualified to calibrate and commission both electrical and pneumatic instrument systems. The Turner Group has had extensive experience with the conversion and physical design of distribution control systems.

     Site Remediation. Site remediation includes the on-site clean-up and treatment of hazardous and non-hazardous organic and inorganic contaminants. Waste services include removal, encapsulation, stabilization, treatment and disposal services. The Company employs bioremediation, vapor extraction, thermal desorption and other techniques to degrade hazardous and non-hazardous contaminates in soil, sludges, slurries, and liquids contaminated with hydrocarbons, creosote, pentachlorophenol, pentachloroethylene, PCB's, digester sulfides, phenols, benzene, toluene, chlorinate aliphatic solvents and raw sewage. The Company has developed and licenses certain technologies that it uses in its site remediation business. The Company's United Eco subsidiary has executed a licensing agreement with Solucorp Industries Ltd. ("Solucorp"), to use materials contaminated with heavy metals. The MBS technology uses a mobile facility to process large quantities of soils, ash, sediments and sludges. The agreement permits United Eco to use this technology throughout North America.

Specialty Fabrication Services

     The Company provides specialty fabrication services to clients in the petroleum and petrochemical refining, forest products and offshore oil exploration industries through the Turner Group, the Lake Charles Group, Industra Service, Chempower, SRS and MM Industra. The Company's specialty fabrication service business segment generated approximately 38.8% of the Company's revenues during fiscal 1998.

     The specialty fabrication services market includes general industrial and offshore construction projects, ranging greatly in size and complexity of the project. The market in which the Company participates is affected by the state of the economy in general as well as the levels of capital expenditures in the chemical, petrochemical and refining industries.

     Offshore Oil and Gas Structures. The Company operates two facilities in Nova Scotia, Canada capable of fabricating platform topsides up to 1,800 tons, production well jackets and piles up to 3,000 tons, subsea templates, accommodation modules, BOP carriers and separation modules for use in the harsh offshore environments of eastern Canada and the North Sea. In addition, the Company's facilities have historically engaged in the refit, maintenance, upgrade and modification of drilling rigs and other offshore structures utilized by oil and gas companies and drilling contractors. The acquisition of the Pictou facility provides an additional facility in Nova Scotia which, historically, has conducted shipbuilding, ship repair and conversion, and industrial fabrication.

     Industrial Fabrication. The Company owns and operates approximately 795,000 square feet of facilities in North America where it fabricates piping, power boiler assemblies, pressure vessels, reactors, drums, towers, precipitators, tanks, exchanger tubing, heater coils and other equipment used in process industries. The Company also performs emergency fabrication as necessary. In many instances, facilities are operated 24 hours a day to assist a turnaround project.

     Electrical Switch Gear, Bus Ducts and Sheet Metal. The Company's manufacturing services include the design and fabrication of electrical switch gear, power distribution panels, bus ducts and control rooms for mass transit authorities, utilities, chemical and other industrial and commercial customers. Chempower also manufacturers custom sheet metal products which include metal casings for use in the gaming and electronics industries.

     Oil Separation and Removal Systems. SRS manufactures, sells, installs and operates the SAREX(R) process, an integrated, three phase, oily water processing treatment system that combines centrifugal technology for sludge dewatering and oil recovery. This process is currently utilized by hydrocarbon processing customers in the United States, France, South Africa, Venezuela, Saudi Arabia and Singapore. Over 30,000 SAREX(R) oil separation and removal systems have been installed in oil tankers and petroleum refineries around the world.

     Structural Steel Support Systems. The Company fabricates and erects, according to customer specifications, structural steel support systems such as pipe racks.

Commercial Management Services

     The Company provides construction management services to a national network of retailers with solid development and growth histories. The capabilities include tenant improvement, renovations, additions and design build services. These services are an outgrowth of the Company's September 1997 acquisition of CCG. With the growing emphasis on renovations and additions to existing properties, the Company's clients, which are various national retail chains as well as regional and local developers, have shifted their focus to rehabilitation. These clients have embarked on programs to modernize existing facilities to remain competitive and aesthetically pleasing to its customers. The Company's focus is on fast track projects that require attention to detail and comprehensive scheduling methods, along with onsite professional project management. The construction management services segment generated approximately 9.7% of the Company's revenues during fiscal 1998.

Environmental Remediation Services

     The Company provides environmental remediation and waste services through United Eco, Industra Service, Chempower, Cambridge and SRS. Remediation includes the on-site clean-up and treatment of hazardous and nonhazardous organic and inorganic contaminants utilizing a number of technologies. Waste services include removal, encapsulation, stabilization, treatment and disposal services. The environmental remediation services business segment generated approximately 2.1% of the Company's revenues during fiscal 1998. In fiscal 1997, the Company sold Eco Environmental and Environmental Evolutions effective as of August 31, 1997 as part of the Company's strategic plan to focus on industrial support services and specialty fabrication services.

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

     FFCA--The Federal Facilities Compliance Act of 1992 allows states and the EPA to enforce solid and hazardous waste and violations against federal facilities, including those operated by the Department of Defense ("DOD") and the Department of Energy ("DOE"), the primary federal hazardous waste generators.

     Management recognizes that the environmental remediation industry, which is largely the creation of federal legislation, is sensitive to shifts in public opinion and legislation. While there is growing anti-regulatory sentiment in the United States, management does not believe that this political trend will have a substantial impact on the Company's environmental services business. The Company has targeted projects involving soil, coal and tar remediation and ground water cleanup. The cleanup projects on which the Company typically works have already been designed and planned and, management believes, are unlikely to be delayed or cancelled in the near term as a result of deregulation, if any.

Marketing

     The Company  obtains its contracts  either  through a  competitive  bidding process or on a negotiated basis with long-standing customers. The Company typically prepares bids for its services on a project basis. Fee arrangements for services are typically bid either on a field-price or a detailed time and material billing schedule. Bids are generally awarded based on price, scheduling, performance, quality and safety. A substantial portion of the Company's maintenance service is recurring in nature.

     The sales staff, operations managers and business development personnel of each of the Company's subsidiaries are familiar with the capabilities of all the Company's subsidiaries. The Company trains its personnel to identify cross-selling opportunities and integrate the breadth of the Company's services into each bid proposal. This provides the customer a more comprehensive portfolio of services. The Company's cross-selling initiatives have resulted in several successful projects which have involved multiple operating subsidiaries of the Company and the performance of services internally which were historically performed by third parties. The Company is attempting to cross-sell its services so that it may win larger, single-source turnkey projects. During fiscal 1996, SRS, Industra Service and United Eco were awarded a contract to construct a remediation facility, Mid-Atlantic Recycling Technologies ("MART"), in New Jersey to treat soils contaminated by hydrocarbons, heavy coal tars and polychlorinated biphenyls. The facility serves utilities, environmental contractors and heavy manufacturing industries throughout the northeast United States, and incorporated site remediation technologies provided by United Eco and SRS. The facility commenced operation in July 1997, and the Company sold its interest in MART in November 1997. In fiscal 1997, the Company obtained a contract to fabricate and erect a 850-ton bulk material ship loader in Port Moody, British Columbia. MM Industra fabricated the "bridge" and other components of the ship loader, while Industra Service completed the final assembly, erection, testing and commissioning of the ship loader. In January 1998, SRS assigned all of its fabrication of SAREX units to MM Industra in Halifax. Proposals have been submitted for several projects employing one or more of the Company's subsidiaries. The award of these projects are pending at this time. The Company has also entered into strategic alliances with key technology suppliers in an effort to position itself for larger contracts. The Company has expanded its partnership to include Kournar Offshore to provide operation and maintenance services for offshore gas and oil platforms in eastern Canada.

     The Company also enters into partnering arrangements and strategic alliance with its customers, whereby the Company participates in the pre-planning stages of projects. This early involvement by the Company enhances its knowledge of the customers' needs.

     The Company, through its SRS subsidiary, has entered in four strategic alliances with established companies in Venezuela, France, Saudi Arabia and South Africa. These alliances will enhance the Company's ability to grow its other industrial support and specialty fabrication business internationally by providing the Company an international presence. Effective January 1999, the Company established an international marketing group headed by Besim Halef, a corporate Vice President.

Competition

     The market for  industrial  support  services  is highly  competitive  with numerous companies of various sizes, geographic presence and capabilities participating. Management believes that the typical provider of industrial support services in North America is a small- to medium-sized company that serves customers in one region, and offers a limited range of services. The Company competes with numerous small, independent contractors which, collectively, have a significant overall share of the market for these services. Certain of the Company's competitors have greater financial resources or offer specialized technologies or services not provided by the Company. Management believes that none of the Company's competitors match the Company's geographic diversity and breadth of services. The principal competitive factors for industrial support services are price, quality, scope of services offered, and safety.

     The specialty fabrication market in North America is highly fragmented, with few large participants. Many of the Company's competitors are local entities. The principal competitive factors for specialty fabrication services are price, quality, product availability, ability to meet delivery schedule, and safety.

Research and Development

     The Company does not have a research and development program. However, when required for specific applications the Company obtains technology licenses.

Customers

     During fiscal 1998 the Company generated approximately 88% of its revenues from industrial customers in general and 44% of its revenues from customers in the petroleum and petrochemical refining business in particular. TransCanada
Pipeline Limited ("TransCanada Pipeline"), Huntsman Chemical Corporation ("Huntsman Chemical"), Petrodrill Construction Inc. ("Petrodrill"), Oramet International, Inc. ("Oramet") and Kilborne Engineering together accounted for approximately 40.2% of the Company's total revenues in fiscal 1998, compared to 31.3% of revenues from its top six customers in fiscal 1997. TransCanada Pipeline accounted for approximately 16% of the Company's fiscal 1998 revenues, under the former joint venture with Steen, a subsidiary of Dominion Bridge, which contract has been completed and is non-recurring, Huntsman Chemical accounted for approximately 8.3% of the Company's fiscal 1998 revenues, and Petrodrill accounted for approximately 5.4% of such revenues under a contract which has been terminated. No other customer accounted for more than 5% of the Company's revenues in fiscal 1998. Management believes that the Company's continued efforts to expand and diversify its customer base should reduce the Company's dependence on certain key customers.

Backlog

     At November 30, 1998, the Company's backlog was approximately $275.0 million, compared to approximately $215.0 million of backlog for such contract work at November 30, 1997. Approximately $63.0 million of the total backlog at November 30, 1998 was associated with recurring work, such as maintenance activity which is not under firm contract but which has a high probability of recurring. Backlog represents the amount of revenue that the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements upon which work has not commenced within the next 12-month period. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Employees

     At January 31, 1999, the Company employed approximately 700 full-time employees and 1,450 hourly workers. Total employment levels ranged from approximately 1,580 to 3,080 workers per week during fiscal 1998. The Company's experience has been that hourly-rate employees are generally available over an extended period of time in the quantity, and at the skill levels necessary for its projects. Some of the employees are covered by union contracts expiring at various dates. The Company has not experienced a significant work stoppage and considers its employee relations to be good.

Raw Materials

     The Company has not experienced any difficulties obtaining the raw materials needed by its operating subsidiaries.

Government Regulation and Risk Management

     Certain of the Company's services involve contact with crude oil, refined petroleum products, asbestos and other substances classified as hazardous material under the various federal, state and local environmental laws. Under these laws, hazardous material is regulated from the point of generation to the point of disposal. In addition, the EPA has issued regulations for hazardous waste remediation contractors. To management's knowledge, the operating segments have obtained all required permits and licenses in the jurisdictions in which they operate.

     The Company's United States operations are subject to regulations issued by the United States Department of Labor under the Occupational Safety and Health Act ("OSHA"). These regulations set forth strict requirements for protecting personnel involved with any materials that are classified as hazardous, which includes materials encountered when performing many of the Company's services. There are similar federal and provincial rules governing the Company's Canadian operations. Violations of these rules can result in fines and suspension of licenses. To the best of management's knowledge, the Company and all of its operating subsidiaries are in material compliance with OSHA and Canadian regulations.

     The Company's safety and training efforts are conducted primarily at the subsidiary level. In addition to training designed to advance the skill level of individual employees, the Company uses entry level screening and broad-based skills development programs to improve the overall quality and technical competence of its work force. The Company has a designated safety officer at each of its operating subsidiaries who is responsible for compliance with applicable governmental procedures and the Company's internal policies and practices. All of the Company's technicians are subject to pre-employment, scheduled and random drug testing. The Company's operations and personnel are subject to significant regulations and certification requirements imposed by federal, state and other authorities.

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

     The Company has arranged for a surety line to post performance and payment bonds on contracts should a customer request that the Company post such bonds as a condition to the granting of a contract to the Company.

Item 2.  Properties

     The location, ownership, primary use and approximate square footage of the facilities of the Company are set forth in the following table. The principal administrative offices of the Company are maintained in Toronto, Canada and Houston, Texas. The Company owns 13 facilities and leases an additional 11 facilities in the United States and Canada. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space would be available as needed to accommodate any expansion of operations.

                                                                                                                      Approximate
                                                                                            Primary                   Square Feet
                    Business Unit and Site Location             Ownership                   Use (1)                 of Floor Space
                    -------------------------------             ---------                   -------                 --------------
American Eco
        Toronto, Ontario..............................           Leased                       Adm.                         2,000

        Houston, Texas................................           Leased                       Adm.                        14,000

CCG
        Dallas, Texas.................................           Leased                       Adm.                         7,000

Chempower
        Canton, Ohio..................................            Owned                    Adm./Mfg.                     205,000

        Cincinnati, Ohio..............................            Owned                   Adm./Const.                     25,000

        Las Vegas, Nevada.............................           Leased                    Adm./Mfg.                      47,000

        Washington, Pennsylvania......................            Owned                 Adm./Const./Mfg.                 112,000(2)

        Waverly, Tennessee............................            Owned                 Adm./Const./Mfg.                  95,000

        Winfield, West Virginia.......................            Owned                   Adm./Const.                     90,000

Industra Service
        Edmonton, Alberta.............................           Leased             Adm./Const./Fabr./Ther.               50,000

        New Westminster, British Columbia.............            Owned           Adm./Const./Mfg./Fabr./Ther.            74,000

        Portland, Oregon..............................           Leased                 Adm./Const./Eng.                  22,000

        Greenville, South Carolina....................           Leased                    Adm./Eng.                      14,000

        Seattle, Washington...........................           Leased                       Adm.                        19,000

Lake Charles Group
        Lake Charles, Louisiana.......................            Owned                Adm./Const./Fabr.                  10,000

MM Industra
        Dartmouth, Nova Scotia........................            Owned                    Adm./Mfg.                      60,000

        Dartmouth, Nova Scotia........................            Owned                   Mfg./Const.                    180,000

        Pictou, Nova Scotia...........................            Owned                   Mfg./Const.                     85,000

SRS
        Irvine, California............................           Leased                    Adm./Mfg.                      24,000

Turner Group
        Bridge City, Texas............................            Owned                    Adm./Fabr.                      2,700

        Port Arthur, Texas(3).........................            Owned                 Adm./Const./Mfg.                  29,000

United Eco
        Highpoint, North Carolina.....................            Owned                Adm./Const./Remed.                  7,500

        Apex, North Carolina..........................           Leased                       Adm.                         5,000

        Blacksburg, Virginia..........................           Leased                       Lab.                         5,000

----------------

(1) Adm. = Administration; Const. = Construction warehouse; Mfg. = Manufacturing facility; Fabr. = Fabrication facility; Ther. = Thermal facility; Eng. = Engineering facility; Remed. = Remediation facility; Lab. = Laboratory.

(2) Amount includes approximately 30,000 square feet of floor space leased to unaffiliated tenants.

(3) This facility is situated on 6.5 acres and contains 15,000 square feet of office and warehouse space and 14,000 square feet of covered fabrication area. The facility is in close proximity to the Intercoastal Waterway.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company did not submit any matter to a vote of shareholders during the last quarter of fiscal 1998 through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Public Market for Common Shares

     The Company's Common Shares are traded on The Toronto Stock Exchange and the Nasdaq National Market under the trading symbols ECX and ECGOF, respectively. The Company's Common Shares were traded on the American Stock Exchange under the symbol ECG until November 16, 1995 when the Company delisted from such exchange and listed its Common Shares on the Nasdaq National Market. As of January 31, 1999, there were 694 shareholders of record. The Company believes that the number of beneficial holders is significantly greater than the number of record holders as a large number of shares are held of record in nominee or broker names.

     The following table provides the quarterly high ask and low bid prices for the Company's Common Shares on the Nasdaq National Market and The Toronto Stock Exchange for the two years ended November 30, 1998.

                                                     Nasdaq                     Toronto Stock
                                                 National Market                  Exchange
                                            -----------------------         ----------------------
                                                     (US$)                          (CDN$)
                                            High Ask        Low Bid          High            Low
                                            --------        -------         ------          ------
Fiscal year ended November 30, 1998
        First quarter .............          $12.25          $ 8.69         $17.75          $12.25
        Second quarter ............           11.25            6.75          16.00           10.00
        Third quarter .............            8.00            2.44          11.40            4.00
        Fourth quarter ............            3.19            1.81           4.90            2.90
Fiscal year ended November 30, 1997
        First quarter .............            9.43            6.68          12.60            9.10
        Second quarter ............            8.50            6.75          11.50            9.70
        Third quarter .............           10.18            5.87          14.05            8.25
        Fourth quarter ............           14.75            9.12          20.05           12.95

     The Company is subject to covenants in its Indenture which restrict or limit the payment of cash dividends on its Common Shares. Notwithstanding such restrictions and limitations, it is the Company's present policy to retain future earnings for use in its business.

Private Placements of Common Shares

     During the fourth quarter of fiscal 1998, the Company did not effect any private placements of its Common Shares.

Item 6.  Selected Financial Data.

     The Turner Group was acquired in October 1993, Cambridge was acquired in June 1994, the Lake Charles Group was acquired in July 1995, Environmental Evolutions was acquired in January 1996, both SRS and Industra Service were acquired in July 1996, MM Industra was acquired in September 1996, Chempower was acquired in March 1997 and CCG was acquired in September 1997. Eco Environmental and Environmental Evolutions were sold by the Company in August 1997, effective as of August 31, 1997. The statement of operations for the year ended November 30, 1994 reflects six months of operations for Cambridge. The statement of operations for the year ended November 30, 1995 reflects five months of operations for the Lake Charles Group. The statement of operations for the year ended November 30, 1996 reflects eleven months of operations for Environmental Evolutions, six months of operations for United Eco, four months of operations for SRS and Industra Service and one month of operations for MM Industra. The statement of operations for the year ended November 30, 1997 reflects nine months of operations for Chempower, three months of operations for CCG and nine months of operations for Eco Environmental and Environmental Evolutions prior to their sale. The following information should be read in conjunction with the
Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                      Fiscal Year Ended
                                                         November 30
                                -----------------------------------------------------------
                                  1998          1997        1996        1995         1994
                                ---------     ---------   ---------   ---------   ---------
                                          (In thousands, except per share information)
Statement of Operations Data:
Total revenue ...............   $ 299,789     $ 220,478   $ 119,529   $  46,684   $  34,991
Operating income (loss) .....     (28,881)       20,971       9,480       3,773       1,747
Interest expense ............       9,506         4,946       1,747         713         681
Pretax income (loss) ........     (39,885)       19,264       7,954       3,060       1,066
Net income (loss) ...........     (30,179)       17,435       8,763       2,852         903
                                =========     =========   =========   =========   =========

Net income (loss) per share .   $   (1.44)    $    1.08   $    0.81   $    0.40   $    0.15
                                =========     =========   =========   =========   =========

Weighted average shares
outstanding .................      20,965        16,218      10,846       7,217       6,191

Balance Sheet Data:
Working capital .............   $  91,238     $  59,907   $   3,280   $   6,639   $   6,441
Total assets ................     250,383       211,786     104,484      31,061      22,947
Current debt ................         630         8,081      22,107       4,497       3,785
Long-term debt ..............     120,689        51,722       6,720       2,100       4,977
Shareholders' equity ........      90,238       107,099      55,043      18,736      11,299

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     American Eco is a leading provider of industrial support and specialty fabrication services to principally three industry groups: (i) energy, (ii) pulp and paper and (iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers a single-source solution for a extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. Specialty fabrication services offered by the Company include the construction of decks, well jackets and modules for offshore oil and gas platforms, the fabrication of piping, pressure vessels and other equipment used in process industries, the erection of structural steel support systems and the manufacture of electrical switch gear, power distribution panels, bus ducts and control rooms. The Company also manufactures, sells, installs and operates SAREX(R) oil filtration and separation systems worldwide.

     The trend toward greater customer emphasis on outsourcing dictates that support services companies provide an increasing breadth of services. This market trend is the primary tenet of the Company's acquisition strategy, and has precipitated consolidation in the support services and specialty fabrication markets in North America. The Company has grown significantly in the past five years through the acquisition of nine industrial support and specialty fabrication service providers in various complementary geographic regions. The Company had also acquired two environmental remediation companies, which were subsequently sold in August 1997.

     A substantial portion of the Company's work is recurring in nature, either through term contracts or long-standing customer relationships. At November 30, 1998, the Company had project backlog of approximately $275 million, substantially all of which it expects to realize within the next twelve months.

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

Results of Operations

Fiscal 1998 to fiscal 1997

     Revenues

     The Company's revenues grew 36% to $299.8 million in fiscal 1998 from $220.4 million in fiscal 1997 partly as a result of the recognition of revenues from a joint venture project with MIL Davie Industries, Ltd. and a one-time project involving the construction of a major pipeline project in Ontario, Canada with Steen. Total revenues relating to these projects was $56.0 million. Most operating units generated internal growth in fiscal 1998. MM Industra experienced a 381% increase in revenues over fiscal 1997 primarily due to the inclusion of revenue from the previously mentioned contracts and joint venture in Canada, Industra Service generated a 25.7% increase in revenue from expansion of its Edmonton, Alberta, Canada unit, Chempower generated a 37.6% increase in revenue over fiscal 1997 as fiscal 1998 was the first full reporting year since its acquisition by the Company, and The Turner Group generated a 14.1% increase in revenue from existing operations. CCG had generated a 210% increase in revenue, however, its fiscal 1997 revenues were recognized only from September 1, 1997 to November 30, 1997. Two operating divisions, SRS and United Eco Systems, each showed a decline in revenue in fiscal 1998 of approximately 50%. The decline relates primarily to work performed by these divisions in fiscal 1997 for MART.

     During fiscal 1998, the Company generated approximately 49.4% of its revenues from industrial support services, 38.8% of its revenues from the specialty fabrication business, 9.7% of its revenues from the construction management services, and 2.1% from its environmental remediation services. The Company has provided its services to the energy, pulp and paper, power generation, and retail industries in North America. Approximately 1% of the Company's revenues have been generated from international opportunities.

     Huntsman Chemical, TransCanada Pipeline, Petrodrill, Oramet and Kilbourne Engineering together accounted for approximately 40.2% of the Company's total revenues in fiscal 1998 compared to the Company's top six customers in fiscal 1997 which accounted for approximately 31.3% of revenues for such year. TransCanada Pipeline accounted for approximately 16% of the Company's revenues in fiscal 1998 under a joint venture with Steen, a subsidiary of Dominion Bridge, which contract has been completed and is non-recurring, Huntsman Chemical accounted for approximately 8.3% of the fiscal 1998 revenues and Petrodrill accounted for approximately 5.4% of such revenues under a contract which has been terminated (see "Item 1. Business - Other Business Ventures"). None of the other above-listed customers represented more than 5% of the Company's fiscal 1998 revenues. The Company is expanding and diversifying its customer base in an attempt to reduce the Company's dependence in the future on certain key customers.

     The Company's industrial support segment generated $148.1 million or 49.4% of the Company's total revenues in fiscal 1998 compared to $147.4 million or 66.9% of the Company's total revenues in fiscal 1997. Management anticipates that this trend should not continue in fiscal 1999 and the Company should experience an increase in dollars and percent of total revenues from its industrial support segment.

     The specialty fabrication business segment generated $116.3 million or 38.8% of the Company's total revenues in fiscal 1998 compared to $51.6 million or 23.4% of the Company's total revenues in fiscal 1997. The increase results primarily from the revenues of $56.0 million generated by the Steen and Davie projects. Management anticipates that the specialty fabrication business will continue to grow and provide consistent recurring revenue for the Company by reason of the expansion into Edmonton, Alberta and its presence in the offshore oil and gas industry in Canada.

     The revenues generated from the Company's construction management group increased to $29.1 million or 9.7% of the Company's total revenues in fiscal 1998 compared to 4.2% in fiscal 1997. Revenue is generated primarily from the CCG unit based in Dallas, Texas which was acquired as of September 1, 1997. Accordingly, revenues from fiscal 1997 are included only for the fourth fiscal quarter of such year.

     The revenues generated from the Company's environmental services segment decreased by 47.9% to $6.3 million in fiscal 1998 from $12.1 million in fiscal 1997, which decrease reflects the sale of Eco Environmental and Environmental Evolutions on August 31, 1997.

     Operating Expenses

     The Company's total operating expenses increased approximately 60.7% to $328.7 million in fiscal 1998 from $199.5 million in fiscal 1997 partly as a result of adding the operations of the joint ventures to MM Industra's revenues and including Chempower and CCG for the full year of fiscal 1998. Expressed as a percentage of total revenues, operating expenses were approximately 109.6% in fiscal 1998 compared to 90.5% in fiscal 1997. Direct costs increased to 84.6% in fiscal 1998 compared to 73.8% in fiscal 1997 as a direct result of joint venture activity. Selling, general and administrative expenses increased to $42.6 million in fiscal 1998 compared to $31.2 million in fiscal 1997. As a percentage of total revenues, selling, general and administrative expenses remained constant at 14.2% in fiscal 1998 and in fiscal 1997. Operating expense also includes the $1.6 million expense incurred to purchase the 49% interest in the Steen Pipeline joint venture not originally owned by the Company and $4.5 million in fees paid related to the Steen pipeline joint venture, which have been categorized as operating expenses associated with the Steen pipeline project due to its treatment as a one-time project, rather than a going concern. SG&A was negatively impacted by certain costs associated with the Company's management changes and $3.0 million in non-cash accounts receivable and other charges taken in the fourth quarter of fiscal 1998. SG&A also includes an aggregate of $0.4 million in signing bonuses paid to Mr. Fradella and Mr. Posner, who are no longer employed by the Company. The Company is intent on reducing overhead costs at all levels. An aggressive plan was implemented in late 1998 to reduce corporate SG&A by at least $2.5 million in fiscal 1999.

     The Company's interest expense on long term debt increased in fiscal 1998 to $9.5 million from $4.9 million and as a percentage of total revenue, interest expense increased to 3.0% compared to 2.2% in fiscal 1997. During fiscal 1998, the Company issued $120 million principal amounts of 9-5/8% Senior Notes and repaid approximately $71.3 million of outstanding indebtedness. At November 30, 1998, the Company's debt to equity ratio was 1.8:1 and its current ratio was 3.4:1. Management will seek to control future operating expenses, but there can be no assurance that the Company's cost control policies will be as effective.

     Provision for Income Tax.

     In fiscal 1998 the Company has a loss before provision for recovery of income taxes of $39.9 million. A recovery of income taxes of $9.7 million reduced the Company's net loss to $30.2 million. The recovery includes approximately $2.4 million of net operating loss carryback.

     Net Income (Loss).

     The Company incurred a net loss of $30.2 million or $1.44 per share in fiscal 1998 compared to a profit of $17.4 million or $1.08 per share in fiscal 1997. A tax recovery of $9.7 million in fiscal 1998 compares to a tax provision of $1.8 million in tax expense in fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

     Revenues

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

     The Company's industrial support segment generated $147.4 million or 66.9% of the Company's total revenues in fiscal 1997 compared to $94.6 million or 79.0% in fiscal 1996. This 56.0% increase in revenue is primarily the result of reporting Chempower's revenues from February 1997 and the effect of a full year of revenue from Industra and CCG's revenues from September 1, 1997. Management anticipates that the revenues generated by its industrial support service segment will represent a larger percentage of revenues in fiscal 1998 as the Company benefits from a full year of operations from Chempower.

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

     The specialty fabrication business segment generated $51.6 million or 23.4% of the Company's total revenues in fiscal 1997, compared to $6.5 million or 5.4% in fiscal 1996. Management anticipates that the increase in revenues from the Company's specialty fabrication service segment will continue and this segment will contribute a greater percentage of the Company's total revenues in fiscal 1998 as a result of increased business at MM Industra, SRS and Chempower's Controlled Power Division.

     The construction management segment comprised 4.2% of the Company's total revenues in fiscal 1997. Revenues included in this segment were primarily generated by CCG, which was acquired as of September 1, 1997. Accordingly, this segment included revenues only for the fourth quarter of fiscal 1997.

     Operating Expenses.

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

     Operating expenses of the Company's specialty fabrication services segment increased to $40.1 million in fiscal 1997 compared to $4.3 million in fiscal 1996. As a percentage of revenues from the specialty fabrication services segment, operating expenses increased to 82.5% in fiscal 1997 compared to 67.0% in fiscal 1996. This significant increase is due to a full year of operations for MM Industra and nine months of operations for Chempower's Controlled Power Division. Management believes that the specialty fabrication services segment will continue to grow based on the significant backlog of contracts in this segment.

     Operating expenses of the Company's construction management services segment includes expenses of CCG for the fourth quarter of fiscal 1997. CCG was acquired as of September 1, 1997.

     Provision for Income Tax.

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

     Liquidity and Capital Resources

     The Company's cash increased from $1.3 million on November 30, 1997 to $21.8 million at November 30, 1998. The significant increase in cash is primarily the result of the May 1998 issuance of $120 million of 9-5/8% ten-year senior notes. The proceeds from the note issue were utilized to retire existing bank debt and notes payable of approximately $71.2 million. The remainder of the proceeds were used for working capital or remain as available cash to the Company. The cash balance as of November 30, 1998 included approximately $7.5 million of restricted cash.

     During fiscal year 1998, the Company utilized net cash in operating activities of $3.8 million compared to net cash utilized in operations of $18.9 million for fiscal 1997. In fiscal 1998, the Company had a net loss of $30.2 million which includes the writedown of investments and non-recurring charges of $27.5 million. The change in deferred income taxes of $12.6 million and a build-up of inventory of $5.0 million were partially offset by an increase in accounts payable of $4.2 million and a change in the cost of estimated earnings in excess of billings of $1.9 million.

     During fiscal 1998, net cash used in investing activities increased to $23.3 million from $12.5 million in fiscal 1997. Net cash used in investing activities during the current fiscal year consisted primarily of increased investments in joint venture activities, partially offset by the proceeds from payments received on its notes receivable in the current period.

     The Company's financing activities in fiscal 1998 provided $48.6 million of net cash compared to $32.4 million in fiscal 1997. The increase in 1998 was primarily due to the May 1998 issuance of $120 million of the senior notes. As permitted by the Indenture under which the senior notes were issued, the Company expects to obtain a line of credit facility of approximately $30 million during the next 60 to 90 days secured by the Company's accounts receivable. The credit facility would be used to assist the Company's working capital needs and help finance the Company's growth strategy through acquisitions.

     The Company's cash requirements consist of working capital needs, obligations under its leasing and promissory notes, and funding for potential acquisitions. The Company believes that its current cash position, the expected cash flow from operations, and the anticipated availability of a line of credit should be sufficient throughout the next 12 months to finance its working capital needs, planned capital expenditures, debt service requirements and acquisition strategy.

     The accounts receivable at November 30, 1998 were $50.8 million compared to $50.4 million at November 30, 1997 after deducting allowances of $2.4 million and $2.1 million for doubtful accounts at fiscal 1998 and 1997, respectively. The current portion of notes receivable decreased to $5.1 million at November 30, 1998 from $17.8 million at November 30, 1997. This decrease is primarily due to the renegotiation of notes payable in fiscal 1998. Inventory increased to $23.0 million at November 30, 1998 from $18.1 million at November 30, 1997. The increase in inventory is a result of the Company's 36% increase in revenues in fiscal 1998.

     Property, plant, and equipment increased to $54.8 million at November 30, 1998 from $33.0 million at November 30, 1997 as a result of the Company's acquisition of the Pictou Shipyard in Pictou, Nova Scotia and additional specialty fabrication equipment needed for its specialty fabrication segment. Accounts payable and accrued liabilities increased to $32.6 million at November 30, 1998 from $28.4 million from November 30, 1997. This increase in accounts payable is primarily due to increased operations and revenues for fiscal 1998.

Information Regarding Forward Looking Statements

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program and capital requirements, the ability of the Company to manage its expansion effectively, the reduction in outsourcing by the industrial groups serviced by the

Company, the collection and realization of its investments and notes receivable, the economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably and the severe weather conditions that could delay projects.

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

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year, but no later than April 1999. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows of the Company. Of the total project cost, approximately $1.0 million is attributable to the purchase of new software, which will be capitalized. The remaining $500,000, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations of the Company.

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

Item 8.  Financial Statements and Supplementary Data.
















                            AMERICAN ECO CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS


February 23, 1999


To the Shareholders and Directors of
AMERICAN ECO CORPORATION


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and changes in financial position present fairly, in all material respects, the financial position of AMERICAN ECO CORPORATION and subsidiaries at November 30, 1998 and 1997, and the result of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles of Canada. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1998.


PricewaterhouseCoopers LLP

Miami, Florida

                         Karlins Arnold & Corbitt, P.C.



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of American Eco Corporation


We  have  audited  the  accompanying   consolidated  statements  of  operations,
shareholders' equity and changes in financial position of American Eco Corporation for the year ended November 30, 1996, which as described in Note 16, have been prepared on the basis of accounting principles generally accepted in Canada. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Eco Corporation as of November 30, 1996, and the consolidated results of its operations and changes in financial position for the year then ended in conformity with generally accepted accounting principles in Canada.


/s/ Karlins Arnold & Corbitt, P.C.
(successor to Karlins Fuller Arnold & Klodosky P.C.)

Houston, Texas
January 31, 1997

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (United States Dollars in thousands)

                                                                                                   At November 30
                                                                                            ----------------------------
                                                                                              1998                1997
                                                                                            --------            --------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                                    $  21,821           $   1,259
    Accounts receivable, trade, less allowance for doubtful accounts of $2,378 in
        1998 and $2,078 in 1997, respectively                                                  50,793              50,349
    Current portion of notes receivable                                                         5,080              17,757
    Costs and estimated earnings in excess of billings                                         11,202              13,145
    Inventory                                                                                  23,080              18,079
    Refundable income taxes                                                                     2,419                  --
    Deferred income tax                                                                         9,464               1,133
    Prepaid expenses and other current assets                                                   4,427               6,920
                                                                                            ---------           ---------
        TOTAL CURRENT ASSETS                                                                  128,286             108,642
                                                                                            ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, net                                                             54,835              33,023
                                                                                            ---------           ---------

OTHER ASSETS
    Goodwill, net of accumulated amortization of $2,781 in 1998 and $1,592 in 1997
        respectively                                                                        $  30,767              30,484
    Notes receivable                                                                           17,504              28,578
    Investments                                                                                13,855               9,142
    Other Assets                                                                                5,136               1,917
                                                                                            ---------           ---------
        TOTAL OTHER ASSETS                                                                     67,262              70,121
                                                                                            ---------           ---------

        TOTAL ASSETS                                                                        $ 250,383           $ 211,786
                                                                                            =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                $  32,584           $  28,400
    Notes payable                                                                                  --               8,904
    Current portion of long-term debt                                                             630               8,081
    Billings in excess of costs and estimated earnings                                          3,834               3,350
                                                                                            ---------           ---------
        TOTAL CURRENT LIABILITIES                                                              37,048              48,735
                                                                                            ---------           ---------

LONG-TERM LIABILITIES
    Senior notes                                                                              118,000                  --
    Long-term debt                                                                              2,689              51,722
    Deferred income tax liability                                                               1,334               3,144
    Other liabilities                                                                           1,074               1,086
                                                                                            ---------           ---------
        TOTAL LONG-TERM LIABILITIES                                                           123,097              55,952
                                                                                            ---------           ---------

        TOTAL LIABILITIES                                                                     160,145             104,687
                                                                                            ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Share capital                                                                              89,854              75,577
    Contributed surplus                                                                         2,845               2,845
    Cumulative foreign exchange                                                                (2,470)             (1,511)
    Retained earnings                                                                               9              30,188
                                                                                            ---------           ---------
        TOTAL SHAREHOLDERS' EQUITY                                                             90,238             107,099
                                                                                            ---------           ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 250,383           $ 211,786
                                                                                            =========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998
                      (United States Dollars in thousands)

                                                                     1998              1997              1996
                                                                 ------------      ------------      ------------
REVENUE                                                          $    299,789      $    220,478      $    119,529
                                                                 ------------      ------------      ------------

COSTS AND EXPENSES
    Direct costs of revenue                                           253,638           162,882            87,203
    Selling, general and administrative expenses                       42,637            31,243            20,616
    Asset impairment and severance charges                             27,479                --                --
    Depreciation and amortization                                       4,916             5,382             2,232
                                                                 ------------      ------------      ------------
    Total operating costs                                             328,670           199,507           110,049
                                                                 ------------      ------------      ------------

(LOSS) INCOME FROM OPERATIONS                                         (28,881)           20,971             9,480

OTHER INCOME (EXPENSE)
   Interest expense, net                                               (9,506)           (4,946)           (1,747)
   Gain on sale of assets and subsidiaries                                 --             2,682                --
   Foreign exchange income                                                332               557               221
   Loss on early extinguishment of debt                                (1,830)               --                --
                                                                 ------------      ------------      ------------
   Total other income (expense)                                       (11,004)           (1,707)           (1,526)
                                                                 ------------      ------------      ------------
INCOME (LOSS) BEFORE PROVISION FOR (RECOVERY OF)                      (39,885)           19,264             7,954
    INCOME TAXES

PROVISION FOR (RECOVERY OF) INCOME TAXES                               (9,706)            1,829              (809)
                                                                 ------------      ------------      ------------

NET (LOSS) INCOME                                                $    (30,179)     $     17,435      $      8,763
                                                                 ============      ============      ============

Earnings (loss) per common share
    Basic                                                        $      (1.44)     $       1.08      $       0.81
                                                                 ============      ============      ============
    Adjusted basic                                               $      (1.44)     $       1.03      $       0.78
                                                                 ============      ============      ============
    Fully diluted                                                $      (1.44)     $       0.90      $       0.74
                                                                 ============      ============      ============

Weighted average number of shares used in computing earnings
    (loss) per common share
    Basic                                                          20,965,383        16,218,034        10,846,516
                                                                 ============      ============      ============
    Adjusted basic                                                 20,965,383        17,667,960        11,435,636
                                                                 ============      ============      ============
    Fully diluted                                                  20,965,383        21,809,562        12,325,043
                                                                 ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998
                      (United States Dollars in thousands)

                                       Share Capital             Share                     Cumulative                       Total
                                       -------------            Capital     Contributed     Foreign        Retained    Shareholders'
                                   Shares         Amount      Subscribed       Surplus      Currency       Earnings        Equity
                                ----------     ----------     ----------     ----------    ----------     ----------     ----------
Balance, November 30, 1995       8,859,472      $  11,803      $      98      $   2,845     $      --      $   3,990      $  18,736

Conversion of debentures           198,820          1,284                                                                     1,284
Issued for acquisitions          4,283,204         27,269                                                                    27,269
Issued for cash                    594,940          1,743                                                                     1,743
Issued for services                281,000          1,753                                                                     1,753
Share issue cost                                   (4,441)                                                                   (4,441)
Subscriptions collected                                              (64)                                                       (64)
Net income                                                                                                     8,763          8,763
                                ----------     ----------     ----------     ----------    ----------     ----------     ----------

Balance, November 30, 1996      14,217,436         39,411             34          2,845            --         12,753         55,043

Conversion of debentures         3,126,366         21,150                                                                    21,150
Issued for acquisitions          1,010,913          8,570                                                                     8,570
Issued for notes                   811,260          7,784                                                                     7,784
Issued for cash                    376,575          1,613                                                                     1,613
Issued for services                 66,530            578                                                                       578
Share issue cost                                   (3,563)                                                                   (3,563)
Cumulative foreign exchange                                                                    (1,511)                       (1,511)
Subscriptions collected             20,000             34            (34)                                                        --
Net income                                                                                                    17,435         17,435
                                ----------     ----------     ----------     ----------    ----------     ----------     ----------
Balance, November 30, 1997      19,629,080         75,577             --          2,845        (1,511)        30,188        107,099

Issued for prior acquisitions      138,856          1,526                                                                     1,526
Issued for asset acquisitions    1,122,142          9,220                                                                     9,220
Issued for cash                    320,933          1,470                                                                     1,470
Issued for services                157,500            700                                                                       700
Issued for warrants                241,667          1,450                                                                     1,450
Share issue cost                                      (89)                                                                      (89)
Cumulative foreign exchange                                                                      (959)                         (959)
Net loss                                                                                                     (30,179)       (30,179)
                                ----------     ----------     ----------     ----------    ----------     ----------     ----------

Balance, November 30, 1998      21,610,178      $  89,854      $      --      $   2,845     $  (2,470)     $       9      $  90,238
                                ==========     ==========     ==========     ==========    ==========     ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998
                      (United States Dollars in thousands)

                                                                                         1998              1997              1996
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $ (30,179)        $  17,435         $   8,763
    Adjustments to reconcile net income to net cash provided by operating activities:
    Asset impairments                                                                    27,140                --                --
    Loss on early extinguishment of debt                                                  2,400                --                --
    Gain on repurchase of senior notes                                                     (570)               --                --
    Gain on sale of assets and subsidiaries                                                  --            (2,682)               (2)
    Depreciation and amortization                                                         4,916             5,382             2,232
    Change in deferred income taxes                                                      (7,287)            1,829               490
    Noncash income, net                                                                      --               325                --
    Change in accounts receivable                                                          (444)          (15,932)           (1,823)
    Change in refundable income taxes                                                    (2,419)               --                --
    Change in notes receivable                                                            3,549           (14,000)               --
    Change in costs and estimated earnings in excess of billings                          1,943            (7,824)             (363)
    Change in inventory                                                                  (5,001)              106            (2,511)
    Change in prepaid expenses                                                             (465)            1,424              (748)
    Change in other assets                                                               (2,046)               --                --
    Change in accounts payable                                                            4,185            (4,523)           (2,312)
    Change in billings in excess of costs and estimated earnings                            484              (458)               34
    Change in other liabilities                                                             (12)               --                --
                                                                                      ---------         ---------         ---------
Net cash (used in) provided by operating activities                                      (3,806)          (18,918)            3,752
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (11,794)           (3,134)           (4,803)
    Proceeds from sale of equipment                                                          --             3,448                53
    Acquisition of business, net of cash acquired                                            --           (10,493)             (568)
    Proceeds from notes receivables                                                       8,775               996             3,257
    Disbursements for notes receivables                                                  (3,820)           (2,094)           (8,350)
    Increase in investment                                                              (16,450)           (1,277)           (6,156)
                                                                                      ---------         ---------         ---------
Net cash used in investing activities                                                   (23,289)          (12,554)          (16,567)
                                                                                      ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior notes                                                          116,139                --                --
    Proceeds from notes payable                                                           5,700            33,500            14,920
    Proceeds from long-term debt                                                            498            58,500               428
    Principal payments on notes payable                                                 (14,604)          (53,196)           (7,412)
    Principal payments on long-term debt                                                (59,068)           (7,607)           (1,015)
    Proceeds from sales/leaseback                                                            --             4,000                --
    Repurchase of senior notes                                                           (1,430)               --                --
    Debt issuance costs                                                                      --            (1,917)               --
    Stock issuance costs                                                                    (89)           (2,479)               --
    Issuance of common stock                                                              1,470             1,613             5,506
                                                                                      ---------         ---------         ---------
Net cash provided by financing activities                                                48,616            32,414            12,234
                                                                                      ---------         ---------         ---------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH                                            (959)               --                --

NET INCREASE (DECREASE) IN CASH                                                          20,562               942              (581)

CASH AT BEGINNING OF YEAR                                                                 1,259               317               898
                                                                                      ---------         ---------         ---------

CASH AT END OF YEAR                                                                   $  21,821         $   1,259         $     317
                                                                                      =========         =========         =========


Supplemental Disclosures of Cash Flow Information

                                                                                         1998              1997              1996
                                                                                      ---------         ---------         ---------
Cash paid during the years for:
    Interest                                                                          $   9,548         $   4,718         $   1,614
    Income taxes                                                                      $   1,810         $     281         $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (United States Dollars in thousands)


American Eco Corporation and its wholly-owned subsidiaries ("the Company" or "AEC") provide industrial services, environmental services and specialty manufacturing to the petrochemical, refining, forest products and offshore fabrication industries. The Company also provides construction management services to a select group of commercial owners and developers.

1.   Basis of Presentation and Summary of Significant Accounting Policies

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and United States GAAP are described in Note 18.

The accompanying  consolidated  financial statements include the Company and its
wholly-owned   subsidiaries.   All   significant   intercompany   balances   and
transactions have been eliminated.

Revenue Recognition - The Company recognizes revenues and profits on fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined.

Inventory - Inventory is valued on the lower of cost or market method, with cost determined on the first-in, first-out method.

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

Goodwill - The cost in excess of the fair value of the net assets of businesses acquired at their respective acquisition dates are amortized on a straight-line basis over 40 years. The Company regularly assesses the carrying value in order to determine whether an impairment has occurred, taking into account both historical and forecasted results of operations.

Income Taxes - Effective November 1, 1998, the Company changed its method of accounting for income taxes to CICA 3465, "Income Taxes." Under CICA 3465, deferred future income taxes are provided on an asset and liability method whereby deferred future income tax assets are recognized for deductible temporary  differences  and  operating  loss or tax  credit  carryforwards,  and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred future income tax assets are recognized only to the extent that management determines that it is more likely than not that the deferred future income tax asset will be realized.

Previously, income taxes were provided on a tax allocation basis whereby the provision was based on accounting income and deferred income taxes resulted from temporary differences which arose between accounting income and taxable income.

Other Assets - Included in other assets is approximately $4.5 million of debt issuance costs which are being amortized over the term of the debt (10 years).

Per Share Data - Basic earnings (loss) per share has been calculated on the basis of net earnings for the year divided by the weighted average number of common shares outstanding during the period. Adjusted basic earnings (loss) per share has been calculated assuming the actual debt conversion occurring during the year had taken place at the beginning of the year, or at the date of issuance if issued during the year. Fully diluted earnings (loss) per share additionally assumes all options and warrants have been exercised at the later of the beginning of the fiscal period or the option issue date. For fiscal year 1998, 1,526,000 options and 3,141,000 warrants have been excluded as their impact would have been anti-dilutive.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Translation of Financial Statements into United States Dollars - The consolidated financial statements are expressed in United States dollars using foreign currency translation procedures established by the Canadian Institute of Chartered Accountants.

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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year's presentation.

2.   Business Combinations

1997

Effective February 28, 1997, the Company acquired all of the outstanding common stock of Chempower, Inc. ("Chempower"). All of the stockholders of Chempower, other than two principal stockholders (the "Principal Stockholders") received $6.20 in cash for each of their Chempower shares. The Principal Stockholders received a portion of their consideration in cash and the balance was represented by a $15.9 million promissory note paid in August 1997. Based upon a total of approximately 7.6 million Chempower shares outstanding, the total acquisition cost was approximately $50 million, including acquisition costs of approximately $3 million. The acquisition was partially funded by a placement by the Company of $15 million, 9.5%, 10 year Convertible Debentures. Concurrent with the Chempower acquisition, the Company entered into installment purchase agreements with Holiday Properties, a general partnership owned by the Principal Stockholders. These agreements provided for the acquisition of three parcels of real property which had been leased to Chempower. The aggregate purchase price for the three properties amounted to $4.5 million, of which $.5 million was paid on February 28, 1997. The purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $12 million.

Effective September 1, 1997, the Company acquired all of the outstanding common stock of Specialty Management Group Inc. d/b/a/ CCG Commercial Construction Group ("CCG"), in exchange for 265,000 shares of Company common stock with a fair market value of approximately $2.6 million. The aggregate purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $3.6 million.

1996

Effective January 1, 1996, the Company acquired all of the outstanding common stock of Environmental Evolutions, Inc. ("Environmental Evolutions") in exchange for 400,000 shares of Company common stock with a fair market value of $2.4 million. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by approximately $3.3 million and has been included in goodwill. Pro forma results were not material to the Company's financial position or results of operations.
See Note 4 to Consolidated Financial Statements.

Effective May 31, 1996, the Company acquired substantially all the assets and assumed certain liabilities of United Eco Systems, Inc. ("United Eco"). The purchase price consisted of 315,000 shares of Company common stock with a fair market value of $2.5 million. The purchase price and expenses associated with the acquisition exceeded the fair market value of net assets acquired by approximately $2.8 million and has been included in goodwill. Pro forma results were not material to the Company's financial position or results of operations.

Effective July 1, 1996, the Company acquired all of the outstanding common stock of Separation and Recovery Systems, Inc. ("SRS"). The purchase price consisted primarily of 753,634 shares of the Company common stock with a fair market value of $5.7 million, which approximated the book value of SRS.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Business Combinations (continued)

Effective July 22, 1996, the Company acquired all of the outstanding common stock of Industra Service Corporation ("Industra"). AEC exchanged 0.425 common shares for each common share of Industra, or 1,647,459 shares of AEC common shares. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets of the business acquired by approximately $6.5 million.

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

The unaudited pro forma results, assuming the CCG, Chempower, SRS and Industra acquisitions had occurred at December 1, 1996, are as follows:

                                               1997
                                            --------
  Revenues                                  $245,898
  Net income                                $ 12,348
  Basic earnings per share                  $   0.74

The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.


3.   Disposal of Eco Environmental and Environmental Evolutions

As of August 31, 1997, the Company sold Eco Environmental Inc. ("Eco Evnironmental") and Environmental Evolutions to Eurostar Interests Ltd. ("Eurostar") in exchange for a note in the amount of $11 million collateralized by a $3.0 million performance bond. Eurostar assigned its interest in Eco Environmental and Environmental Evolutions to UKstar (Canada) Inc. ("UKstar") which in turn transferred its interest in Eco Environmental and Environmental Evolutions to Eco Technologies International Inc. ("ETI"), a Canadian company. The Chairman of the Company serves as Secretary of UKstar and as Chairman of ETI, and a director of the Company is also a director of ETI. The note, with interest at the rate of 10%, was due on August 31, 1998. As a result of the transaction, the Company recorded a gain of approximately $2.5 million.

In August 1998, a portion of the note was paid, and in November 1998, a new note for the balance of $8.0 million, plus interest of 9.75%, is due from UKstar, on September 30, 2000 with interest installments of $227,028 due quarterly commencing February 28, 1999. This note is collaterized by 500,000 common shares of ETI and a $3.0 million performance bond.


4.   Impairment, Severance and Other Charges

During 1998, the Company recorded certain impairment, severance and other charges that management believes are not reflective of the Company's core or on-going business activities and are therefore viewed by management as non-recurring. These charges related primarily to certain investments in Dominion Bridge Corporation ("Dominion Bridge") and certain of its subsidiaries all of which filed "notices of intent to submit a proposal" under the Canadian Bankruptcy and Insolvency Act in August 1998 (see Note 6), an impairment in its investment in US Industrial Services Inc. (see Note 7), and severance costs of $3.2 million relating primarily to changes in certain senior management positions both at the corporate offices and at certain subsidiaries. In addition managment recorded charges of $4.6 million related to certain single project joint ventures during the fourth quarter which were not anticipated by management or the joint ventures.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Notes Receivable

                                                                                                                1998          1997
                                                                                                              -------       -------
US Industrial Services, Inc., due August, 1998, maximum borrowings of $20 million, interest at prime plus 2%, uncollateralized.  See Note 7 to Consolidated Financial
Statements.                                                                                                      $ --       $17,876

George E. Phillips Holdings, Ltd., $2.8 million due and paid in January 1998, quarterly payments of $446,166 from February, 1998 through August, 2002, with final payments due in
November 2002, interest at 10% collateralized by 50% of the issued and outstanding
shares of common stock of Mid Atlantic Recycling Technologies, Inc. ("MART").                                  11,034        14,000

UKstar, $9.3 million note presented net of unrecognized interest income of $1.3 million, due September 2000, with quarterly interest installments of $227,028, interest at 9.75%, collaterized by 500,000 common shares of ETI and a $3.0 million
performance bond.                                                                                               8,029        11,000

Receivables from joint ventures.  See Note 8 to Consolidated Financial Statements.                              3,002         1,500

Notes receivable from officers and directors.  See Note 15 to Consolidated Financial
Statements.                                                                                                     1,213         1,468

Miscellaneous notes receivable                                                                                    742           491
                                                                                                              -------       -------
                                                                                                               24,020        46,335
Less reserve for notes receivable                                                                              (1,436)           --
                                                                                                              -------       -------
Total notes receivable                                                                                         22,584        46,335
                                                                                                              -------       -------
Current portion                                                                                                 5,080        17,757
                                                                                                              -------       -------
Long-term portion                                                                                             $17,504       $28,578
                                                                                                              =======       =======

6.   Acquisition of Dominion Bridge Corporation

On February 20, 1998, the Company and Dominion Bridge entered into a non-binding Letter of Intent which provided for (a) the purchase of $5.0 million of Dominion Bridge common stock and warrants to purchase Dominion Bridge common stock by the Company, (b) a working capital loan facility of up to $25.0 million to be provided by the Company to Dominion Bridge, (c) the engagement of the Company to provide certain management services to Dominion Bridge and (d) the acquisition by the Company of the business and assets of Dominion Bridge. The purchase of $5.0 million dollars of Dominion Bridge stock was consummated on February 20, 1998, the President and Chief Executive Officer of the Company also became a member of the Board of Directors of Dominion Bridge. On March 23, 1998, the Company announced that it had withdrawn the Letter of Intent and terminated negotiations for any further transactions. The Company subsequently entered into two projects with Davie Industries and Steen Pipeline, subsidiaries of Dominion Bridge, to perform certain contract work in Canada. The Company subsequently acquired Dominion Bridge's interest in the Steen Pipeline transaction for an additional $2.8 million.

On August 11, 1998, Dominion Bridge filled "notices of intent to submit a proposal" under the Canadian Bankruptcy and Insolvency Act. During the fourth quarter of fiscal 1998, the Company, after reviewing its prospects for recovery of its investments in Dominion Bridge, determined that it was probable that a recovery of its investment would not occur. As a result, during the fourth quarter, the Company recorded a charge of approximately $13.8 million. This amount includes primarily the Company's initial $5.0 million investments in Dominion Bridge, costs associated with the Company's investment in Dominion Bridge and amounts advanced to Dominion Bridge during 1998, primarily relating to the two joint projects with Davie Industries and Steen Pipeline.

During the fourth quarter of 1998, the Company recorded revenues and cost of revenues of $56.0 million and $44.8 million, which relate to work performed in the second and third quarters on the two Dominion Bridge joint projects. In the prior quarters, these amounts had been recorded as a single net amount in revenues.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   US Industrial Services, Inc. (formerly EIF Holdings, Inc.)

During June 1996, the Company purchased 4,600,000 shares of US Industrial Services, Inc. ("USIS") common stock for $2.8 million. On November 7, 1996, the Company acquired an additional 200,000 shares of USIS common stock through the issuance of 25,000 shares of its common stock, and on November 20, 1996, the Company purchased 4,000,000 shares of USIS in exchange for $70 thousand and 300,000 shares of the Company's common stock. At November 30, 1997, the Company's total investment in USIS was approximately $5.2 million and represented 36% of USIS's total common stock. Additionally during 1996, the Company entered into a Stock Purchase Agreement with USIS whereby the Company had an option to purchase 10,000,000 shares of USIS for $1 million. This option was subject to USIS stockholders increasing the authorized number of common shares. The Company has accounted for its investment in USIS pursuant to the equity method of accounting commencing January 1, 1997.

In February 1996, the Company agreed to loan money to USIS pursuant to a line of credit agreement with a maximum borrowing of $5.2 million. This line of credit was not collateralized and was due on July 31, 1997. Effective July 31, 1997, the line of credit was renewed, extended and modified to increase the maximum borrowing amount to $15 million and extend the maturity to February 18, 1998. On September 30, 1997, the Company increased the maximum borrowing amount to $20 million. This renewal included an option for the Company to convert the entire indebtedness into common shares of USIS at 85% of the average market price of the previous five days, subject to approval of an increase in the number of authorized shares by USIS's stockholders. On February 18, 1998, the Company extended the maturity date of the line of credit to August 18, 1998. As of November 30, 1997, the total receivable from USIS was $17.9 million, which included accrued interest of $1.04 million. The Company received interest income of $0.8 million related to the loan outstanding during 1997.

On November 19, 1997, USIS completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provided specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, USIS acquired all of the issued and outstanding common stock of Manta for consideration of $4.7 million in cash and $2.2 million in convertible promissory notes of USIS, payable in installments with a final payment due on November 18, 2000 (the "Stockholder Notes").

In June 1998, the Company acquired 1,000,000 shares of USIS. This acquisition was made pursuant to a February 1996 Stock Purchase Agreement, and gave effect to a one-for-ten reverse split of the shares in June 1998 and a reincorporation approved by stockholders in May 1998.

Subsequently, the Company held certain promissory notes of USIS consisting of principal and interest in the aggregate of $17.9 million. The notes were reduced by $1 million representing the purchase price for the 1,000,000 shares purchased under the February 1996 Stock Purchase Agreement. The Company sold the remaining portion of the notes to USIS Acquisition, L.L.C. ("UALC"), an unrelated entity, for $5.0 million in cash and a secured promissory note for $12.9 million payable on January 29, 1999. UALC converted the notes into 5,295,858 shares of USIS common stock and secured its promissory note to the Company with a pledge of all acquired shares. In November 1998, UALC advised the Company that UALC would be unable to pay its note at maturity, and the Company took ownership of the pledged shares in discharge of the note. As a result of the transaction, the Company's ownership interest increased from 21% to 82% of the outstanding common stock of USIS at November 30, 1998.

In November 1998, USIS sold the assets of Manta and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23.0 million consisting of a combination of cash and notes.

On December 31, 1998, USIS sold the assets of P.W. Stephens Residential Inc. and transferred its liabilities, to American Temporary Sanitation Inc. for $2.4 million consisting of $1.0 million in cash and a five year promissory note for $1.4 million payable quarterly through 2004, together with interest at prime rate plus 2.5% per annum.

Primarily as a result of UALC defaulting on the note payable to the Company and the fees incurred by USIS in their sale of Manta, the Company recognized an impairment in its net investment in USIS of $7 million. USIS is in the process of selling its remaining operating assets and as such the Company's net carrying value approximates the book value of USIS's remaining assets plus the gain recognized on the sale of P.W. Stephens Residential Inc. This total amount of $12.4 million is included in Investments on the Company's consolidated balance sheet.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Investment in SRS Joint Ventures

The Company, through its wholly owned subsidiary SRS, participate in three joint ventures with equity interests ranging from 33% to 50%. Each of these joint ventures is involved in operating SRS' waste treatment equipment.

At November 30, 1998, the Company's total investment in these joint ventures was approximately $1.2 million and the Company had receivables from the joint ventures of approximately $1.7 million. During 1998, the Company sold and leased certain equipment to the joint ventures for approximately $2.3 million. During 1997, the Company sold and leased certain equipment to the joint ventures in the amount of approximately $5 million. The Company deferred profit on transactions with the joint ventures to the extent of its ownership interests in the amounts of approximately $.3 million and $1.6 million in 1998 and 1997, respectively.

The results of operations and financial position of these joint ventures are not material to the Company's financial position and results of operations as of November 30, 1998 and 1997.


9.   Inventory

The components of inventory are as follows:                      1998      1997
                                                               -------   -------
Raw material                                                   $ 8,388   $ 6,358
Consumable supplies                                              4,207     3,345
Finished goods                                                  10,485     8,376
                                                               -------   -------

                                                               $23,080   $18,079
                                                               =======   =======

10.  Property, Plant and Equipment

Property, plant and equipment consists of the following:         1998      1997
                                                               -------   -------
Land                                                           $11,223   $ 5,570
Buildings                                                       20,831    14,140
Fabrication, machinery, mobile and other equipment              27,693    17,356
Furniture and fixtures                                           2,634     1,978
Buildings and equipment under capital leases                     4,448     2,362
Leasehold improvements                                           1,451     1,389
                                                               -------   -------
                                                                68,280    42,795
Accumulated depreciation and amortization                       13,445     9,772
                                                               -------   -------
                                                               $54,835   $33,023
                                                               =======   =======


Depreciation expense for the years ended November 30, 1998, 1997 and 1996 was $3,673, $4,467 and $1,695, respectively.

11.  Long-Term Debt including Capital Leases

Note payable to Union Bank of California,  payable             $    --   $52,500
$2,386,364 per quarter beginning April, 1998, interest at LIBOR plus 3.25% collateralized by the stock of AEC's subsidiaries, their guarantees and substantially all assets of AEC.

Note  payable  to Deere Park  Capital  management,                  --     5,000
payable   interest  only  until  June,  1998  then
monthly payments of $83,333 plus interest until final payment in May, 2000, interest at 10%, uncollateralized.

Capital  lease  obligation  to Sunnybank  Property               2,061
Ltd.,  payable  $22,160  monthly  with an implicit
rate of 11.44% with final payments due October 31,
2018

Notes payable, other                                             1,258     2,303
                                                               -------   -------
                                                                 3,319    59,803
Current portion                                                    630     8,081
                                                               -------   -------
Long-term portion                                              $ 2,689   $51,722
                                                               =======   =======

             AMERICAN ECO CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Long-Term Debt including Capital Leases (continued)

The aggregate principal payments on long-term debt during the years subsequent to November 30, 1998 are: 1999 - $630; 2000 - $540; 2001 - $513; 2002 - $395;
2003 - $304; thereafter $937.

At November 30, 1997, there was approximately $8,904 of notes payable outstanding. Included in this amount was a payable to Union Bank of California under a revolving credit facility in the amount of $8,500. The maximum borrowings under the credit facility was $12,000, bearing interest at either the prime rate plus 2% or LIBOR plus 3% and was collateralized by substantially all of the assets of the Company. This revolving credit facility was to expire on August 31, 2002. Additionally, the Company had a balance of $397 under a revolving credit facility with Comerica. The maximum borrowings under this facility was $500 and it was collateralized by the assets of CCG. All such amounts were repaid during 1998.


12.  Senior Notes

In May 1998, the Company issued $120 million of 9 5/8% Senior Notes that mature May 15, 2008. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The Notes are redeemable at the option of the Company in whole or in part, at any time on or after May 15, 2003, at specified redemption prices.

The net proceeds from the issuance of the Notes was $116.1 million. The Company used proceeds of $71.2 million to repay credit facilities, other outstanding indebtedness and accrued interest associated with such indebtedness.

As a result of the refinancing, the Company recorded a $2.4 million charge for the early extinguishment of debt, primarily related to the prepaid financing costs of the bank debt. The Company also recorded an asset of $4.5 million related to prepaid financing costs associated with the Notes. This asset is being amortized over the ten year term of the Notes.

In September 1998, the Company repurchased $2.0 million of Senior Notes on the open market at a discounted price of $1.4 million. The transaction resulted in a gain of $.6 million on the early extinguishment of debt.


13.  Lease Agreements

The Company leases equipment and office and warehouse space under operating leases that expire at various times through September 2002. Future minimum payments, by year and in the aggregate, under these operating leases, consisted of the following at November 30:

1999                                $ 1,609
2000                                $ 1,332
2001                                $ 1,084
2002                                $   828
2003                                $   520
                                    -------
Total minimum lease payment         $ 5,373
                                    =======

Rent expense for the years ended November 30, 1998, 1997 and 1996 amounted to $1,522; $634 and $538, respectively.

In May 1997, the Company entered into a sales/leaseback transaction with a third party for machinery and equipment. In conjunction with this transaction, the Company recorded a deferred gain of $1.2 million, which is being amortized over the sixty month life of the lease.


14.  Costs and Estimated Earnings on Jobs in Progress

                                                          1998            1997
                                                        --------        --------
Costs, estimated earnings and billings are summarized as follows:

Costs incurred on uncompleted jobs                      $126,323        $186,518
Estimated earnings                                        13,993          28,432
                                                        --------        --------
                                                         140,316         214,950
Billings to date                                         132,948         205,155
                                                        --------        --------
                                                        $  7,368        $  9,795
                                                        ========        ========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Costs and Estimated Earnings on Jobs in Progress (continued)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings        $ 11,202     $ 13,145
Billings in excess of costs and estimated earnings          (3,834)      (3,350)
                                                          --------     --------
                                                          $  7,368     $  9,795
                                                          ========     ========


15.  Related Party Transactions

For the years ended November 30, 1998 and 1997, the Company had business with related parties. The details of these transactions and balances owing from and to these parties are as follows:

Pursuant to an agreement between the Company and Windrush Corporation ("Windrush"), dated December 1, 1997, Windrush receives a fee of $10 per month in consideration for services plus fees negotiated on a project-by-project basis for other specific services. The agreement expires on December 1, 2002 and has a five year renewable term. The Chairman of the Company owns 50% of Windrush. Pursuant to this agreement, Windrush received $303 during the year ended November 30, 1998.

In July 1998, a subsidiary of the Company entered into a 15 year capital lease for an office, shop and warehouse in Edmonton, Alberta from a company in which a director of the Company is President and has a 25% interest. The annual lease payments are approximately $310. During the year ended November 30, 1998, this director was paid $38.5 for services rendered during the year.

In August 1998, the Board of Directors authorized the Company to loan up to $100 to each Director for the purpose of using the proceeds to purchase the Company's Common Shares in the open market. These loans are to be repaid in three years, bear interest at the rate of 9-5/8% per annum, and are unsecured. The outstanding balance of these loans, including interest, as of November 30, 1998 was $360.

In September 1998, the Company loaned $100 to an executive officer of the Company, repayable over three years with prepayments from future bonuses, together with interest at the rate of 6% per annum.

During the year ended November 30, 1997, fees aggregating $522 were paid to a director in his capacity as an officer of the Company. Additionally, another director was paid $113 for services rendered during the year.

During fiscal 1997, the Company loaned $84 to the Chairman of the Board for the purpose of purchasing Common Shares of the Company in the open market. The loan increased his indebtedness to the Company. The loan was to mature on May 7, 1998, and the maturity was extended to May 31, 1999, bearing interest at the rate of 10.0% per annum and was collateralized by the purchased shares. The outstanding balance of the loan, including interest, as of November 30, 1998 was $688.

In May 1997, the Company loaned $305 at 8.5% interest per annum to a former officer of the Company, for the purchase of a home in connection with his relocation to the Company's headquarters in Houston, Texas. The loan was to mature in May 1998 and was extended to February 1, 2003, and is unsecured. The outstanding balance of the loan, including interest, as of November 30, 1998 was $320.

In June 1997, the Company loaned $60 to the Vice Chairman of the Board. The loan was to mature in June 1998, and was extended to May 31, 1999 bears interest at the rate of 8.5% per annum and is unsecured. The outstanding balance of the loans, including interest, as of November 30, 1998 was $65.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Income Taxes

Canada

Income tax expense varies from the amount that would be computed by applying the basic combined Canadian federal and provincial rate of 45.31%, as follows:

                                                            1998           1997           1996
                                                          --------       --------       --------
Basic rate applied to pre-tax income                      $(18,072)      $  8,542       $  3,526
Reduction due to income taxes in other jurisdictions         4,624         (5,316)        (2,603)
Increase in valuation allowance                              5,648             --             --
Other                                                          183           (247)          (137)
Reduction of income taxes due to application
  of loss carryforwards                                         --         (2,507)          (786)
                                                          --------       --------       --------
Effective Canadian tax expense                            $ (7,617)      $    472       $     --
                                                          ========       ========       ========


The Company has Canadian non-capital income tax losses available to be carried forward in the amount of $9.6 million expiring through 2005. The Company also has capital losses available to be carried forward indefinitely in the amount of $5 million.

United States

The components of the provision for (recovery of) income taxes are as follows:

                                                            1998           1997           1996
                                                          --------       --------       --------
Federal                                                   $ (1,767)      $  4,076       $   (865)
State                                                         (322)           360             50
Reduction of income taxes due to application of
    loss carryforwards                                          --         (1,710)            --
Benefits from previously unrecorded tax items                   --         (1,529)            --
Other                                                           --            151              6
                                                          --------       --------       --------
                                                          $ (2,089)      $  1,357       $   (809)
                                                          ========       ========       ========


The Company has income tax losses generated by its subsidiaries in the United States available to be carried forward in the amount of $6.6 million expiring through 2005.

Total tax expense (benefit) consisting of
    Current                                               $ (2,419)      $     --       $   (815)
    Deferred                                                (7,287)         1,829              6
                                                          --------       --------       --------
                                                          $(9,706)      $  1,829       $   (809)
                                                          ========       ========       ========

Deferred income taxes result from timing differences between the recording of income for accounting purposes and for income tax purposes and from the estimated future tax benefit from operating losses when, in the opinion of management, realization of such benefits is not virtually certain.

During 1998, the Company adopted the provisions of CICA Section 3465, "Income Taxes." CICA 3465. The Company has elected not to restate prior years and the impact on the current year is not material. Had the Company restated prior years, the prior year tax provision would have increased by approximately $1.0 million as certain net operating loss carryforwards which were utilized in 1997 would have been credit to goodwill and not to the income tax provision. Additionally, goodwill amortization would have been reduced for each of the remaining years of its useful life. The annual impact is not material to the Company's results of operations.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Share Capital

Authorized Share Capital

The authorized share capital consists of unlimited Class A Preference shares and unlimited, no par value common shares.

Share Warrants

As of November 30, 1998, the Company had 3.1 million outstanding share warrants, which call for the issuance of one common share upon presentation of the warrant at issue prices ranging from $4.00 to $9.56. These warrants expire at various times through September, 2002.

Stock Options

In May 1998, the Stockholders amended the Company's 1995 Stock Option Plan (the "Plan"). Under the Plan, the Company is authorized to issue 3,504,369 options to purchase shares.

Information with regard to stock options is as follows:

                                                  Shares      Option Price Range
                                                  ------      ------------------

Outstanding, November 30, 1995                   495,700              $

Granted                                          460,313         $3.23-$9.76
Cancelled                                        (66,000)        $3.23-$5.69

Exercised                                       (336,850)        $1.79-$6.00
                                               ---------
Outstanding, November 30, 1996                   553,163         $1.76-$9.76
Granted                                          993,500         $6.67-$7.72
Cancelled                                       (143,888)        $1.76-$7.09
Exercised                                       (267,075)        $1.79-$7.72
                                               ---------
Outstanding, November 30, 1997                 1,135,900         $1.79-$9.76
                                               ---------
Granted                                          715,500        $6.36-$10.76
Cancelled                                       (212,700)        $3.20-$6.00
Exercised                                       (112,600)        $1.66-$3.20
                                               ---------
Outstanding, November 30, 1998                 1,525,900         $1.66-$6.00
                                               =========
Options current exercisable                      608,900         $1.66-$6.00
                                               =========


The weighted average fair value of options granted during 1998, 1997 and 1996 were $3.59, $6.42 and $3.04, respectively.

The weighted average exercise price and remaining term as of November 30, 1998 are $1.83 and five years, respectively.


18.  Differences   Between  Canadian  and  United  States   Generally   Accepted
     Accounting Principles and Practices

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

During 1998, the Company issued $120 million in Senior Notes (see note 12) and used certain of the proceeds to retire existing indebtedness. As a result, the Company recorded a charge of $2.4 million relating to the early extinguishment of debt. Under U.S. Basis, such amount would have been presented as an extraordinary item, net of tax. Additionally, the Company repurchased $2 million face amount of Senior Notes for approximately $1.43 million, resulting in a gain of $570. Under U.S. Basis, this gain would also be presented as an extraordinary item.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Difference Between Canadian and United States Generally Accepted Accounting Principles and Practices (continued)

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

During June 1996, the Company acquired a 16% interest in USIS. This interest was accounted for under the cost method of accounting. Commencing on January 1, 1997, the Company began accounting for its investment in USIS under the equity method as its ownership percentage had increased to 36%. Under Canadian Basis, the change is accounted for prospectively. Under U.S. Basis, the Company would have recorded an adjustment to accrue its proportionate share (16%) of USIS's losses from the period when the Company first invested in USIS through the period when they commenced equity method accounting. The total amount of additional losses which the Company would have recorded is approximately $1.5 million.

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

The following is a reconciliation of net income under Canadian Basis to net income under U.S. Basis.

                                                                      1998                               1997
                                                          ----------------------------       -----------------------------
                                                          Canadian Basis    U.S. Basis       Canadian Basis     U.S. Basis
                                                          --------------    ----------       --------------     ----------
Pre-tax income (loss)                                        $(39,885)       $(38,055)           $ 19,264        $ 14,264
Provision for (benefit of) income taxes                        (9,706)         (9,011)              1,629           2,878
                                                             --------        --------            --------        --------
Income (loss) before extraordinary items                      (30,179)        (29,044)             17,435          11,386
Loss from early extinguishment of debt                             --          (1,135)                 --              --
                                                             --------        --------            --------        --------
Net income (loss)                                             (30,179)        (30,179)             17,435          11,386
                                                             ========        ========            ========        ========
Net income (loss) per share before extraordinary
    items - Basic                                               (1.44)          (1.39)               1.08             .66
Extraordinary income (loss)                                        --           (0.05)                 --              --
                                                             --------        --------            --------        --------
Net income (loss)                                               (1.44)          (1.44)               1.08             .66
                                                             ========        ========            ========        ========


Under U.S. Basis, primary and fully diluted earnings per share is calculated using the treasury stock method. The calculation of earnings per share for 1997 under U.S. Basis is as follows:

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

SFAS No. 123 "Accounting for Stock Based Compensation," issued in October 1995, defines a fair value method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. SFAS No. 123 allows, and the Company has elected, to continue to measure compensation cost in accordance with APB No. 25 for purposes of the U.S. to Canadian GAAP reconciliation. Accordingly, the Company is providing the disclosures required by SFAS No. 123.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Difference Between Canadian and United States Generally Accepted Accounting Principles and Practices (continued)

The pro forma net income and basic earnings per share amounts below have been derived using the Black-Scholes stock option pricing model with the following assumptions for each stock option grant during the respective year:

Assumptions                                           1998               1997               1996
                                                  -----------        -----------        -----------
Risk-free interest rates                                 5.5%        6.37%-6.63%        5.60%-5.75%
Expected life of stock options (years)                      5                  5                  5
Expected volatility of common stock                       55%                55%                55%
Expected annual dividends of stock options                  0                  0                  0
Net income - as reported                              (30,179)           $17,435             $8,763
Net income - pro forma                                (31,100)           $17,191             $8,311
Basic earnings per share - as reported                  (1.44)             $1.08              $0.81
Basic earnings per share - pro forma                    (1.48)             $1.06              $0.77


The pro forma effects on net income and income per common share for fiscal 1998, 1997 and 1996 may not be representative of the pro forma effects Statements of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" may have in future years.

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


19.  Retirement Plans

The Company has a profit-sharing plan (defined contribution) retirement plan covering substantially all employees, except employees who are members of a union who bargained separately for retirement benefits. Employees are eligible upon attaining the age twenty-one (21) and completing one (1) year of service. The amount of contribution to the plan is determined annually by the Board of Directors and may vary from zero to fifteen percent of covered compensation.

The Company, through its collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended November 30, 1998, 1997 and 1996, an expense of $2.7 million, $2.7 million and $1.5 million, respectively, was incurred for these retirement plans.

20.  Convertible Debt

On January 24, 1997, the Company sold $15 million aggregate principal amount of 9.5% Convertible Debentures ("January Debentures") due January 24, 2007, together with 1,125,000 warrants to purchase the Company's common stock at a price of $9.56. In connection with this transaction, the Company issued 300,000 warrants to a placement agent and incurred costs of approximately $1.5 million.

On February 14, 1997, the Company sold $1 million aggregate principal amount of 9.5% Convertible Debentures ("February Debentures") due February 3, 2007, together with 71,429 warrants to purchase the Company's common stock at a price of $9.49. In connection with this transaction, the Company incurred costs of approximately $100.

On March 3, 1997, the Company sold $3 million aggregate principal amount of 9.5% Convertible Debentures ("March Debentures") due March 3, 2007, together with 225,000 warrants to purchase the Company's common stock at a price of $9.21. In connection with this transaction, the Company incurred costs of approximately $50.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Convertible Debt (continued)

The total proceeds were allocated between the warrants issued to the holders, the conversion feature and debt based on discounted cash flows and an effective interest rate of 12%. All of these debentures were converted into common shares during 1997 and the unamortized costs were charged to shareholders' equity upon conversion.


21.  Litigation

At November 30, 1997, the Company had been involved in an arbitration with a customer whereby the customer claimed damages from the Company totaling $19.3 million consisting of delay damages and cost of completion. The Company counter claimed for $2.4 million for breach of subcontract and $10.0 million for the customer bad faith and intentional misconduct. On June 16, 1997, the arbitrator ruled in favor of the Company and awarded the Company $1.3 million net of costs of $1.1 million. The Company has received such amounts and has included them in its results of operations for 1997.

At November 30, 1998, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.


22.  Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. At November 30, 1998, and 1997, the Company had notes receivable balances of $22,585 and $46,335, respectively, with various entities or persons as described in Note 4 to Consolidated Financial Statements. Although some of the notes are collateralized or partially collateralized, the ultimate collectibility is dependent on the financial conditions of the various debtors. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer based and their diverse industries and geographic areas. The Company has write offs, net of recoveries of $707 in 1998, $466 in 1997 and $286 in 1996.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates.


23.  Segments of the Business

The Company operates in Canada and the United States in three primary industry segments: (1) Environmental Remediation Services which involves asbestos removal, insulation and other environmental services, (2) Industrial Support Services which involves the repair, maintenance and modification of boilers, pressure vessels and tubing used in industrial facilities and the provision of engineering services, (3) Specialty Fabrication Services which involves construction of high-quality custom steel and alloy products and (4) Construction Management Services which involves tenant improvement, renovation, addition and design services to a national

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  Segments of the Business (continued)

network of retailers. It is the Company's policy to price intersegment contracts on an equivalent basis to that used for pricing external contracts. The following is a summary of selected data for these business segments:

                                                     Environmental      Industrial       Specialty       Construction
                                                      Remediation        Support        Fabrication       Management       Total
                                                        Services         Services         Services         Services     Consolidated
                                                       ---------        ---------       -----------      ------------   ------------
1998
Contract revenue                                       $   6,227        $ 148,138        $ 116,286        $  29,138       $ 299,789
Operating income (loss)                                     (851)         (18,125)         (10,258)             353         (28,881)
Depreciation and amortization                                842            3,092              806              176           4,916
Capital expenditures during the year                         816            3,482           21,109              256          25,663
Identifiable assets                                        6,640          125,865          108,742            9,136         250,383

1997
Contract revenue                                       $  12,125        $ 147,424        $  51,562        $   9,367       $ 220,478
Operating income (loss)                                   (1,437)          11,768           10,472              168          20,971
Depreciation and amortization                                923            3,336              990              133           5,382
Capital expenditures during the year                         312            1,871            1,536               --           3,719
Identifiable assets                                        7,375          133,390           61,020           10,001         211,786

1996
Contract revenue                                       $  18,489        $  94,584        $   6,456               --       $ 119,529
Operating income                                           2,885            3,522            3,073               --           9,480
Depreciation and amortization                              1,063              470               --            2,232
Capital expenditures during the year                         516            1,336            6,155               --           8,007
Identifiable assets                                       22,988           29,121           19,668               --          71,777


The following table provides information with respect to the geographic segmentation of the Company's business.

                                                                                                                            Total
                                                                                          Canada       United States    Consolidated
                                                                                          ------       -------------    ------------
1998
Contract revenue                                                                        $ 123,053        $ 176,736        $ 299,789
Operating income                                                                           (6,123)         (22,758)         (28,881)
Depreciation and amortization                                                                 480            4,436            4,916
Capital expenditures during the year                                                       22,962            2,701           25,663
Identifiable assets                                                                       172,504           77,879          250,383

1997
Contract revenue                                                                        $  50,835        $ 169,643        $ 220,478
Operating income                                                                            6,503           14,468           20,971
Depreciation and amortization                                                               1,223            4,159            5,382
Capital expenditures during the year                                                          124            3,595            3,719
Identifiable assets                                                                       122,472           89,314          211,786

1996
Contract revenue                                                                        $   6,509        $ 113,020        $ 119,529
Operating income                                                                              256            9,224            9,480
Depreciation and amortization                                                                 166            2,066            2,232
Capital expenditures during the year                                                        6,151            1,856            8,007
Identifiable assets                                                                        20,988           50,789           71,777

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  Significant Transactions

In November 1997, the Company sold its 50% ownership in MART to a third party for $14.0 million, payable quarterly over five years with interest at 10% per annum. During fiscal 1997, two of the Company's subsidiaries (SRS and United
Eco) sold equipment and provided services to MART. SRS sold to MART equipment for $4.0 million and United Eco provided construction, maintenance and operation services for approximately $6.6 million. MART is a state of the art thermal treatment facility which treat soils, sediments and other materials contaminated with hazardous and non-hazardous chemicals.

The 1997 Consolidated  Statement of Operations includes revenue and direct costs
of  $24.6  million  and  $14.4  million,  respectively,   resulting  from  these
transactions.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


25.  Guarantor Financial Statement Information

Set forth below are condensed consolidating financial statements of the Company (Parent) the Guarantor Subsidiaries and the Company on a consolidated basis.

AMERICAN ECO CORPORATION
CONSOLIDATING BALANCE SHEET
AT NOVEMBER 30, 1998
(United States Dollars in thousands)

                                                                        Company        Guarantor
                                                                        (Parent)      Subsidiaries     Eliminations     Consolidated
                                                                       ---------      ------------     ------------     ------------
CURRENT ASSETS
    Cash .......................................................       $  11,283        $  10,538        $      --        $  21,821
    Accounts receivable ........................................             767           50,026               --           50,793
    Current portion of notes receivable ........................           1,916            3,164               --            5,080
    Amounts receivable from subsidiaries .......................         105,093         (105,093)              --               --
    Costs and estimated earnings in excess of billings .........              --           11,202               --           11,202
    Inventory ..................................................              --           23,080               --           23,080
    Refundable income taxes ....................................           2,419               --               --            2,419
    Deferred income taxes ......................................           8,142            1,322               --            9,464
    Prepaid expenses and other current assets ..................           1,003            3,424               --            4,427
                                                                       ---------        ---------        ---------        ---------
        TOTAL CURRENT ASSETS ...................................         130,623           (2,337)              --          128,286
                                                                       ---------        ---------        ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, net .............................             881           53,954               --           54,835
                                                                       ---------        ---------        ---------        ---------

OTHER ASSETS
    Goodwill ...................................................              --           30,767               --           30,767
    Notes receivable ...........................................          17,244              260               --           17,504
    Investments ................................................          54,635            1,450          (42,230)          13,855
    Other assets ...............................................           4,493              643               --            5,136
                                                                       ---------        ---------        ---------        ---------
        TOTAL OTHER ASSETS .....................................          76,372           33,120          (42,230)          67,262
                                                                       ---------        ---------        ---------        ---------
        TOTAL ASSETS ...........................................       $ 207,876        $  84,737        $ (42,230)       $ 250,383
                                                                       =========        =========        =========        =========


        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities ...................       $   5,482        $  27,102        $      --        $  32,584
    Notes payable ..............................................              --               --               --               --
    Current portion of long-term debt ..........................              --              630               --              630
    Billings in excess of costs and estimated earnings .........              --            3,834               --            3,834
                                                                       ---------        ---------        ---------        ---------
        TOTAL CURRENT LIABILITIES ..............................           5,482           31,566               --           37,048
                                                                       ---------        ---------        ---------        ---------

LONG TERM LIABILITIES
    Senior notes ...............................................         118,000               --               --          118,000
    Long-term debt .............................................              70            2,619               --            2,689
    Deferred income tax liability ..............................             191            1,143               --            1,334
    Other liabilities ..........................................              --            1,074               --            1,074
                                                                       ---------        ---------        ---------        ---------
        TOTAL LONG-TERM LIABILITIES ............................         118,261            4,836               --          123,097
                                                                       ---------        ---------        ---------        ---------

        TOTAL LIABILITIES ......................................         123,743           36,402               --          160,145
                                                                       ---------        ---------        ---------        ---------

SHAREHOLDERS' EQUITY
    Share capital ..............................................          89,854               19              (19)          89,854
    Contributed surplus ........................................           2,845           42,211          (42,211)           2,845
    Cumulative foreign exchange ................................          (4,291)           1,821               --           (2,470)
    Retained earnings ..........................................          (4,275)           4,284               --                9
                                                                       ---------        ---------        ---------        ---------
        TOTAL SHAREHOLDERS' EQUITY .............................          84,133           48,335          (42,230)          90,238
                                                                       ---------        ---------        ---------        ---------

        TOTAL LIABILITIES & SHARHEOLDERS' EQUITY ...............       $ 207,876        $  84,737        $ (42,230)       $ 250,383
                                                                       =========        =========        =========        =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Guarantor Financial Statement Information (continued)

CONSOLIDATED STATEMENT OF INCOME
For the Year Ended November 30, 1998
(United States Dollars in thousands)
                (Unaudited)


                                                       Company       Guarantor
                                                       (Parent)     Subsidiaries    Eliminations    Consolidated
                                                      ---------     ------------    ------------    ------------
REVENUE ...........................................   $      --       $ 299,789       $      --      $ 299,789
                                                      ---------       ---------       ---------      ---------

COST AND EXPENSES
    Direct costs of revenue .......................          --         253,638              --        253,638
    Selling, general and administrative expenses ..       4,107          38,530              --         42,637
    Asset impairment and severance charges ........      19,199           8,280              --         27,479
    Depreciation and amortization .................         119           4,797              --          4,916
                                                      ---------       ---------       ---------      ---------
    Total operating costs .........................      23,425         305,245              --        328,670
                                                      ---------       ---------       ---------      ---------

OPERATING INCOME                                        (23,425)         (5,456)             --        (28,881)
                                                      ---------       ---------       ---------      ---------

OTHER INCOME (EXPENSE)
    Interest expense, net .........................         127          (9,633)             --         (9,506)
    Foreign exchange income .......................         332              --              --            332
    Loss on early extinguishment of debt ..........      (1,830)             --              --         (1,830)
                                                      ---------       ---------       ---------      ---------
    Total other income (expense) ..................      (1,371          (9,633)             --        (11,004)
                                                      ---------       ---------       ---------      ---------

INCOME BEFORE PROVISION FOR (RECOVERY OF)               (24,796)        (15,089)             --        (39,885)
    INCOME TAXES

PROVISION FOR (RECOVERY OF) INCOME TAX                   (9,706)             --              --         (9,706)
                                                      ---------       ---------       ---------      ---------

NET (LOSS)                                            $ (15,090)      $ (15,089)      $      --      $ (30,179)
                                                      =========       =========       =========      =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Guarantor Financial Statement Information (continued)

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
For the Year Ended November 30, 1998
(United States Dollars in thousands)

                                                                            Company        Guarantor
                                                                            (Parent)      Subsidiaries   Eliminations   Consolidated
                                                                           ---------      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................      $ (15,090)      $ (15,089)      $      --      $ (30,179)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Asset impairments ...........................................         28,629          (1,489)             --         27,140
        Loss on early extinguishment of debt ........................          2,400              --              --          2,400
        Gain on repurchase of senior notes ..........................           (570)             --              --           (570)
        Depreciation and amortization ...............................            119           4,797              --          4,916
        Change in deferred income taxes .............................         (6,334)           (953)             --         (7,287)
        Change in refundable income taxes ...........................         (2,419)             --              --         (2,419)
        Change in accounts receivable ...............................            603          (1,047)             --           (444)
        Change in costs and estimated earnings in excess                          --           1,943              --          1,943
            of billings .............................................
        Change in inventory .........................................             --          (5,001)             --         (5,001)
        Change in prepaid expenses ..................................          1,439          (1,904)             --           (465)
        Change in other assets ......................................         (3,320)          1,274              --         (2,046)
        Change in notes receivable ..................................          3,549              --              --          3,549
        Change in accounts payable ..................................          4,466            (281)             --          4,185
        Change in billings in excess of costs and estimated                       --             484              --            484
            earnings ................................................
        Change in deferred gain .....................................             --             (12)             --            (12)
                                                                           ---------       ---------       ---------      ---------
Net cash provided by (used in) operating activities .................         13,472         (17,278)             --         (3,806)
                                                                           ---------       ---------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ............................................           (162)        (11,632)             --        (11,794)
    Proceeds from notes receivable ..................................          8,425             350              --          8,775
    Disbursements for notes receivable ..............................         (2,195)         (1,625)             --         (3,820)
    Increase in investment ..........................................        (18,898)          2,448              --        (16,450)
                                                                           ---------       ---------       ---------      ---------
Net cash used in investing activities ...............................        (12,830)        (10,459)             --        (23,289)
                                                                           ---------       ---------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior notes ......................................        116,139              --              --        116,139
    Proceeds from notes payable .....................................          5,700              --              --          5,700
    Proceeds from long-term debt ....................................             30             468              --            498
    Disbursements/receipts on intercompany debt .....................        (35,720)         21,116              --        (14,604)
    Principal payments on notes payable .............................        (14,200)        (44,868)             --        (59,068)
    Principal payments on long-term debt ............................        (58,515)         58,515              --             --
    Repurchase of senior notes ......................................         (1,430)             --              --         (1,430)
    Debt issuance costs .............................................             --              --              --             --
    Stock issuance costs ............................................            (89)             --              --            (89)
    Issuance of common stock ........................................          1,470              --              --          1,470
                                                                           ---------       ---------       ---------      ---------
Net cash provided by financing activities ...........................         13,385          35,231              --         48,616
                                                                           ---------       ---------       ---------      ---------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH                               (2,890)          1,931              --           (959)
                                                                           ---------       ---------       ---------      ---------

NET INCREASE IN CASH ................................................         11,137           9,425              --         20,562

CASH AT BEGINNING OF PERIOD .........................................            146           1,113              --          1,259
                                                                           ---------       ---------       ---------      ---------

CASH AT END OF PERIOD ...............................................      $ (11,283)      $  10,538       $      --      $  21,821
                                                                           =========       =========       =========      =========

Supplemental disclosure of noncash investing and financing activities

                                                                            Company      Subsidiaries   Eliminations   Consolidated
                                                                           ---------       ---------       ---------      ---------
Acquisition of subsidiaries through issuance of stock                          1,526             --              --           1,526
Acquisition of assets through issuance of stock                                8,910             --              --           8,910

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


25.  Guarantor Financial Statement Information (continued)

CONSOLIDATING BALANCE SHEET
AT NOVEMBER 30, 1997
(United States Dollars in thousands)

                                       ASSETS
                                                                        Company        Guarantor
                                                                        (Parent)      Subsidiaries     Eliminations     Consolidated
                                                                       ---------      ------------     ------------     ------------
    CURRENT ASSETS
    Cash .......................................................       $     146        $   1,113        $      --        $   1,259
    Accounts receivable ........................................           1,370           48,979               --           50,349
    Amounts receivable from subsidiaries .......................          57,768          (57,768)              --               --
    Current portion of notes receivable ........................          15,573            2,184               --           17,757
    Costs and estimated earnings in excess of billings .........              --           13,145               --           13,145
    Inventory ..................................................              --           18,079               --           18,079
    Deferred income taxes ......................................             855              278               --            1,133
    Prepaid expenses and other current assets ..................           5,398            1,522               --            6,920
                                                                       ---------        ---------        ---------        ---------
        TOTAL CURRENT ASSETS ...................................          81,110           27,532               --          108,642
                                                                       ---------        ---------        ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, net .............................             837           32,186               --           33,023
                                                                       ---------        ---------        ---------        ---------

OTHER ASSETS
    Goodwill ...................................................              --           30,484               --           30,484
    Notes receivable ...........................................          28,578               --               --           28,578
    Investments ................................................          47,474            2,372          (40,704)           9,142
    Other assets ...............................................              --            1,917               --            1,917
                                                                       ---------        ---------        ---------        ---------
        TOTAL OTHER ASSETS .....................................          76,052           34,773          (40,704)          70,121
                                                                       ---------        ---------        ---------        ---------
        TOTAL ASSETS ...........................................       $ 157,999        $  94,491        $ (40,704)       $ 211,786
                                                                       =========        =========        =========        =========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities ...................       $   1,017        $  27,383        $      --        $  28,400
    Notes payable ..............................................           8,334              570               --            8,904
    Current portion of long-term debt ..........................           8,081               --               --            8,081
    Billings in excess of costs and estimated earnings .........              --            3,350               --            3,350
                                                                       ---------        ---------        ---------        ---------
        TOTAL CURRENT LIABILITIES ..............................          17,432           31,303               --           48,735
                                                                       ---------        ---------        ---------        ---------

LONG TERM LIABILITIES
    Long-term debt .............................................          50,639            1,083               --           51,722
    Deferred income tax liability ..............................           2,092            1,052               --            3,144
    Other liabilities ..........................................              --            1,086               --            1,086
                                                                       ---------        ---------        ---------        ---------
        TOTAL LONG-TERM LIABILITIES ............................          52,731            3,221               --           55,952
                                                                       ---------        ---------        ---------        ---------

        TOTAL LIABILITIES ......................................          70,163           34,524               --          104,687
                                                                       ---------        ---------        ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Share capital ..............................................          75,577               19              (19)          75,577
    Contributed surplus ........................................           2,845           40,685          (40,685)           2,845
    Cumulative foreign exchange ................................          (1,401)            (110)              --           (1,511)
    Retained earnings ..........................................         (10,815)          19,373               --           30,188
                                                                       ---------        ---------        ---------        ---------
        TOTAL SHAREHOLDERS' EQUITY .............................          87,836           59,967          (40,704)         107,099
                                                                       ---------        ---------        ---------        ---------

        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...............       $ 157,999        $  94,491        $ (40,704)       $ 211,786
                                                                       =========        =========        =========        =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Guarantor Financial Statement Information (continued)

CONSOLIDATED STATEMENT OF INCOME
For the Year Ended November 30, 1997
(United States Dollars in thousands)

                                                                   Company          Guarantor
                                                                   (Parent)        Subsidiaries       Eliminations      Consolidated
                                                                  ---------        ------------       ------------      ------------
REVENUE .................................................         $  20,952          $ 199,526          $      --         $ 220,478
                                                                  ---------          ---------          ---------         ---------

COST AND EXPENSES
    Direct costs of revenue .............................             9,858            153,024                 --           162,882
    Selling, general and administrative expenses ........             1,989             29,254                 --            31,243
    Interest expense, net ...............................             2,053              2,893                 --             4,946
    Depreciation and amortization .......................               484              4,898                 --             5,382
    Gain on sale of assets and subsidiaries .............            (2,459)              (223)                --            (2,682)
    Foreign exchange income .............................              (545)               (12)                --              (557)
                                                                  ---------          ---------          ---------         ---------
                                                                     11,380            189,834                 --           201,214
                                                                  ---------          ---------          ---------         ---------
INCOME BEFORE PROVISION FOR
    INCOME TAXES ........................................             9,572              9,692                 --            19,264

PROVISION FOR INCOME TAX ................................             2,100               (271)                --             1,829
                                                                  ---------          ---------          ---------         ---------

NET INCOME ..............................................         $   7,472          $   9,963          $      --         $  17,435
                                                                  =========          =========          =========         =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.  Guarantor Financial Statement Information (continued)

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
For the Year Ended November 30, 1997
(United States Dollars in thousands)

                                                                             Company       Guarantor
                                                                             (Parent)     Subsidiaries   Eliminations  Consolidated
                                                                             --------     ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................     $  7,472       $  9,963       $     --      $ 17,435
    Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of assets and subsidiaries ............................       (2,459)          (223)            --        (2,682)
    Depreciation and amortization ......................................          484          4,898             --         5,382
    Change in deferred income taxes ....................................        2,092           (263)            --         1,829
    Noncash income, net ................................................          648           (323)            --           325
    Change in accounts receivable ......................................       (1,032)       (14,900)            --       (15,932)
    Change in notes receivable .........................................      (14,000)            --             --       (14,000)
    Change in costs and estimated earnings in excess of billings .......           --         (7,824)            --        (7,824)
    Change in inventory ................................................           --            106             --           106
    Change in prepaid expenses .........................................        2,979         (1,555)            --         1,424
    Change in accounts payable and accrued liabilities .................         (372)        (4,151)            --        (4,523)
    Change in billings in excess of costs and estimated                            --           (458)            --          (458)
        earnings .......................................................     --------       --------       --------      --------
    Net cash provided by (used in) operating activities ................       (4,188)       (14,730)            --       (18,918)
                                                                             --------       --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...............................................         (461)        (2,673)            --        (3,134)
    Proceeds from sales of equipment ...................................           --          3,448             --         3,448
    Acquisition of business, net of cash acquried ......................      (10,481)           (12)            --       (10,493)
    Proceeds from notes receivable .....................................          775            221             --           996
    Disbursements for notes receivable .................................       (5,436)         3,342             --        (2,094)
    Increase in investment .............................................       (1,277)            --             --        (1,277)
                                                                             --------       --------       --------      --------
Net cash provided by (used in) investing activities ....................      (16,880)         4,326             --       (12,554)
                                                                             --------       --------       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable ........................................       33,500             --             --        33,500
    Proceeds from long-term debt .......................................       58,500             --             --        58,500
    Principal payments on notes payable ................................      (15,834)       (37,362)            --       (53,196)
    Principal payments on long-term debt ...............................           --         (7,607)            --        (7,607)
    Proceeds from sales/leaseback ......................................           --          4,000             --         4,000
    Disbursements/receipts on intercompany debt ........................      (50,762)        50,762             --            --
    Debt issuance costs ................................................       (1,917)            --             --        (1,917)
    Debenture issuance costs ...........................................           --             --             --            --
    Stock issuance costs ...............................................       (2,479)            --             --        (2,479)
    Issuance of common stock ...........................................        1,613             --             --         1,613
                                                                             --------       --------       --------      --------
Net cash provided by financing activities ..............................       22,621          9,793             --        32,414
                                                                             --------       --------       --------      --------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH ........................       (1,401)         1,401             --            --
                                                                             --------       --------       --------      --------

NET INCREASE IN CASH ...................................................          152            790             --           942

CASH AT BEGINNING OF PERIOD ............................................           (6)           323             --           317
                                                                             --------       --------       --------      --------

CASH AT END OF PERIOD ..................................................     $    146       $  1,113       $     --      $  1,259
                                                                             ========       ========       ========      ========

Supplemental disclosure of cash flow information
    Cash payments for interest .........................................        1,788          2,930             --         4,718
    Cash payments for income taxes .....................................           --            281             --           281
                                                                             ========       ========       ========      ========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


25.  Guarantor Financial Statement Information (continued)

Supplemental disclosure of noncash investing and financing activities

                                                                      Company    Subsidiaries     Elimination    Consolidated
                                                                      -------    ------------     -----------    ------------
Notes receivable issued for sale of subsidiaries..................     11,000           --              --          11,000
Notes receivable increase to USIS through stock issuance..........      7,784           --              --           7,784
Acquisition of subsidiaries through issuance of stock.............      5,296           --              --           5,296
Debentures converted to stock.....................................     21,500           --              --          21,500
Transfer of assets to/from parent and subsidiaries................        (26)          26              --              --
Acquisition of equipment for notes payable........................         --           58              --              58
Transfer of investment from subsidiary to parent..................      1,000       (1,000)             --              --

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     In May 1997, the shareholders ratified the selection of Coopers & Lybrand, L.L.P. (now PricewaterhouseCoopers LLP), as auditors of the Company, effective May 7, 1997. Karlins Fuller Arnold & Klodosky, P.C., now Karlins Arnold & Corbitt, P.C., ("Karlins Fuller"), which had been the Company's prior auditors, resigned as auditors of the Company, effective May 7, 1997. The Company has had no disagreements with Karlins Fuller during fiscal 1996 or 1995 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The reports of Karlins Fuller for either fiscal 1996 or 1995 did not contain an adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The names of the executive officers and directors are set forth below, together with the positions held by each such person in the Company and their ages as of January 31, 1999. All directors are elected annually by the shareholders of the Company and serve until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the will of the Board of Directors.


          Name                    Age                   Positions
          ----                    ---                   ---------

Michael E. McGinnis                49         President, Chief Executive Officer
                                              and Director

J.C. Pennie                        59         Chairman of the Board of
                                              Directors

Matthew D. Hill                    29         Senior Vice President Operations
                                              North America

Besim Halef                        43         Vice President of Marketing

Lanell Matlock                     46         Assistant Vice President and
                                              Controller

Bruce A. Rich                      59         Secretary

Barry Cracower                     60         Director

William A. Dimma                   70         Director

Hon. Donald R. Getty               65         Director

Executive Officers

     Michael E. McGinnis has been the Chief Executive Officer of the Company since 1993, the President since December 1998 having served as President from 1993 to July 1998, a director since 1994 and was Chairman from May 1997 to December 1998. He was the President and Chief Executive Officer of Eco Environmental, a provider of environmental remediation services to industrial clients, when it was acquired by the Company in 1993. Prior to joining Eco Environmental, in 1992, Mr. McGinnis was employed with The Brand Companies, Inc., one of the largest asbestos abatement contractors in the United States. Mr. McGinnis joined The Brand Companies in 1965 and served in various operational and administrative capacities for over 27 years. Mr. McGinnis has been a director of USIS since February 1996, having served as its Chairman of the Board from June 1996 to October 1997, and was President of USIS from March 1996 to August 1996. He was a director of Dominion Bridge from February 1998 through March 1999.

     J.C. Pennie has been a director of the Company since February 1992, the Chairman of the Board of Directors since December 1998 and was the Vice-Chairman from October 1993 to December 1998. Mr. Pennie served as the Company's President and Chief Executive Officer in 1992 in order to execute the downsizing and reorganization of the Company. Since 1974, he has been President of Windrush Corporation which provides management and financial services to turnaround and start-up companies. He is the Chairman of Imark Corporation and of Eco Technologies International, Inc., Canadian companies.

     Matthew D. Hill has served as Senior Vice President Operations for North America since December 1998, having served as Vice President/Director of Operations, Gulf Coast, and President of The Turner Group from

April 1997 to December 1998. He served as the Company's Executive Director of Administration from January 1997 until March 1997 and as the Company's Director of Special Projects from March 1996 until January 1997. Prior thereto, Mr. Hill was the Manager of Eco Environmental's Spill Response Division from April 1995 to March 1996. Prior to joining Eco Environmental, Mr. Hill had been Plant Manager of Alumatech, Inc., a specialty aluminum trailer manufacturer, since May 1992.

     Besim Halef has been Vice President of Marketing since January 1999, having served as the Division President of MM Industra since June 1996. Between April 1994 and May 1996, Mr. Halef served as a project general manager for National Heavy Industries Limited, Saudi Arabia in connection with a project to build specialty fabrication facilities in the Kingdom of Saudi Arabia. Mr. Halef had served in various capacities at M&M Manufacturing Limited Partnership, the predecessor of MM Industra, between 1985 and 1994, most recently as the Executive Vice President and General Manager of that company from March 1991 to April 1994.

     Lanell Matlock has been Assistant Vice President and Controller of the Company since December 1997. For 20 years prior thereto she was employed by the Real Estate division of Mitchell Energy & Development Corp. and the audit division of Arthur Andersen & Co. LLP in Houston, Texas.

     Bruce A. Rich has been Secretary of the Company since May 1997. He has been a partner in Thelen Reid & Priest LLP, a New York, New York law firm since 1992, and prior thereto was a partner in another law firm. His law firm performs legal services for the Company.

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

     Hon. Donald R. Getty has been a director of the Company since January 1997. Mr. Getty has been the President and Chief Executive Officer of Sunnybank Investments Ltd., an investment and consulting company located in Edmonton, Alberta, since December 1992. Mr. Getty has held elected and appointive offices in Canadian government, most recently as the Premier of the Province of Alberta from 1985 to 1992 and as the Minister of Energy and Natural Resources for the Provincial Government of Alberta between 1971 and 1979. Mr. Getty currently serves on the boards of directors of Guyanor Resources S.A., a mining company in French Guyana; and Nationwide Resources, Mera Petroleum, an oil and gas company, Cen Pro Technologies, an engineering company and Eclipse Investments, all located in Canada. Mr. Getty is also a director and Vice Chairman of the Alberta Racing Corporation, which is responsible for all forms of horse racing in Alberta, Canada.

Significant Employees

     Larry Cundy has served as the Division Chief Executive Officer of Industra since April 1997. For more than twenty years prior thereto, he had been employed by Parsons Power Inc. and its predecessor, his last position being Regional Director of Sales.

     Joseph D. DeFranco has served as the Division President of SRS since July 1996 when SRS was acquired by the Company. Mr. DeFranco had served as the President, Chief Executive Officer, Treasurer and a director of SRS since 1973.

     Michael Fugitt has served as the Division President of The Turner Group since April 1998, having held various positions at The Turner Group since 1989.

     Andrew Scott Hamilton has served as the Division President of MM Industra since February 1998, from 1996 to 1998, he was Product Director for BC Fast Ferries, and from 1995 to 1996, he was a project manager for M&M Manufacturing Limited Partnership in Nova Scotia.

     Willi Hamm has served as the Division President of Industra Service since June 1997, having been a senior executive at Industra Service since 1986.

     Cecil Hodgkinson has served as the Division President of Action Contract Services since March 1997, having been with The Turner Group from 1989 to March 1997 with his last position being Manager of Estimating.

     John Hoyle has served as the Division President of United Eco since November 1996. Mr. Hoyle had been the President of Four Seasons Environmental, Inc., an environmental services company, between July 1996 and August 1993, and served as the Vice President of that corporation between August 1993 and September 1990.

     C.N. Jones has served as the Division President of CCG since September 1997 when CCG was acquired by the Company. Mr. Jones had served as the President of CCG since 1991.

     David Krache has served as the Division President of Chempower since September 1998. From May 1998 to September 1998, Mr. Krache had been at Dominion Bridge, and from April 1994 to May 1998, he had been President of National Service Cleaning Corp., a subsidiary of NSC Corp.

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

     During the 1998 fiscal year, the Board of Directors met in person or telephonically 11 times, and each director attended at least 75% of the meetings. The Board of Directors also authorized corporate actions through written consents.

Compliance With Certain Reporting Requirements

     Section 16(a) of the Securities Exchange Act of 1934 requires that the officers, directors and 10.0% shareholders of a domestic issuer report the ownership and purchase or sale of the equity securities of such issuer to the SEC. Based on the Company's records, the Company believes its officers, directors and 10.0% shareholders are in compliance with Section 16(a) for fiscal 1998.

Item 11.  Executive Compensation.

     The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company as of the end of fiscal 1998 whose annual salary plus other forms of compensation exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term        All Other
                                                            Annual Compensation                       Compensation      Compensation
                                            -------------------------------------------------------   -------------     ------------
         Name                                                                                          Securities
         and                                                                        Other Annual       Underlying
      Position                 Year          Salary ($)         Bonus ($)          Compensation ($)    Options (#)
---------------------      -----------      -----------         ---------          ----------------   -------------
Michael E. McGinnis            1998          300,000(1)                0              11,676(2)           40,000                0
Chairman of the                1997          279,166(1)                0              10,885(2)          150,000                0
Board, President and           1996          252,276(1)                0               6,439(2)           20,000                0
Chief Executive
Officer

Frank J. Fradella              1998          125,577             168,912               4,000(2)              -0-                0
President(3)

David L. Norris                1998          151,443(1)                0               5,709(2)              -0-           89,250(6)
Senior Vice President          1997          161,538                                   4,900(2)           70,000                0
and Chief Financial            1996                0                   0                   0              25,000
Officer (4)

Bruce D. Tobecksen             1998          186,115                   0               6,000(2)           75,000          750,000(6)
Vice President and
Treasurer(5)

J. C. Pennie                   1998                0                   0             303,000(7)           40,000                0
Vice-Chairman                  1997                0                   0             112,885(7)          100,000                0
of the Board                   1996                0                   0             109,140(7)                0                0

----------
(1) Includes $1,056, $1,600 and $1,138 of deferred compensation contributed by the Company to Mr. McGinnis' 401K Plan in fiscal 1998, 1997 and 1996, respectively, and includes $1,916 of deferred compensation contributed by the Company to Mr. Norris' 401K Plan in fiscal 1998.

(2)  Represents automobile lease payments paid by the Company.

(3) Mr. Fradella served as President from July 1998 to December 1998 and remained as a consultant through January 1999.

(4) Mr. Norris became an employee in August 1996. From August 1996 to February 1997, he had been an executive officer of USIS, and the Company reimbursed USIS for compensation amounts paid by USIS to Mr. Norris. Mr. Norris resigned in July 1998.

(5) Mr. Tobecksen became Vice-President and Treasurer in January 1998 and was terminated in September 1998.

(6)  Represents severance payment pursuant to his employment agreement.

(7) Represents fees paid to Windrush Corporation, 50% of which is owned by Mr. Pennie, for executive and secretarial services for the Company's Toronto office.

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

     The Company and David L. Norris entered into a three year employment agreement effective May 1, 1997 pursuant to which Mr. Norris was to be paid an annual base salary of $225,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment agreement. The agreement provides for up to three years compensation if Mr. Norris was terminated by the Company without cause subject to certain limitations. Mr. Norris' employment terminated on July 21, 1998, and upon termination Mr. Norris received $89,250 for acting as a consultant to the Company.

     The Company and Bruce D. Tobecksen entered into a three year employment agreement effective January 1, 1998 pursuant to which Mr. Tobecksen was to receive an annual base salary of $250,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and be entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment agreement. The agreement provided for up to three years compensation if Mr. Tobecksen is terminated by the Company without cause subject to certain limitations. Mr. Tobecksen's employment with the Company terminated as of September 25, 1998. Pursuant to a Termination Agreement, he received a lump sum payment of $750,000, his options to purchase 75,000 Common Shares became fully vested and exercisable for one year and his benefits were to be continued through the earlier of (i) December 31, 2000 or (ii) the date on which he became eligible for comparable benefits by reason of subsequent employment.

Compensation of Directors

     The directors of the Company who are not otherwise employees or consultants of the Company receive CDN$20,000 per year. In addition, the directors of the Company receive CDN$1,000 per Board or committee meeting attended and all reasonable expenses incurred by the directors in respect of their duties are reimbursed by the Company. None of the directors of the Company receives compensation in his capacity as a director pursuant to any other arrangement or in lieu of any standard arrangement except through the granting of stock options.

     During fiscal 1998, Hon. Donald R. Getty performed various consulting and advisory services for the Company on the TransCanada and Amethyst II and III projects for which he received fees in the aggregate amount of $38,500.

Stock Options

     The following table provides information with respect to stock options granted to the Named Executive Officers during fiscal 1998.

                              Stock Options Granted
                     in Fiscal Year Ended November 30, 1998

                                                                                                  Market Value
                                                          % of Total                              of Securities
                                                           Options                                 Underlying
                                   Securities             Granted to                               Options on
                                     Under                Employees              Exercise          the Date of
                                    Options              in Financial             Price               Grant
Name                              Granted (#)                Year                 (CDN$)             (CDN$)        Expiration Date
--------                       ----------------         ---------------       --------------       -----------     ---------------
Michael E. McGinnis                  40,000                   5.6%                    9.75            390,000           6/18/03
Frank J. Fradella                       -0-                    --                      --               --                 --
David L. Norris                         -0-                    --                      --               --                 --
Bruce D. Tobecksen                   75,000                  10.5%              9.75-16.50          1,068,750           9/25/99
J.C. Pennie                          40,000                   5.6%                    9.75            390,000           6/18/03

     The following table provides information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 30, 1998 and the balance of stock options remaining after such exercises. All stock options described below were presently exercisable at November 30, 1998.

                       Aggregated Stock Options Exercised
                     in Fiscal Year Ended November 30, 1998
                           and Fiscal Year-End Values
                     ---------------------------------------

                                                                                 Number of Securities      Value of Unexercised
                                                                                Underlying Unexercised     In-the-Money Stock
                                                                                  Options at Fiscal         Options at Fiscal
                                                                                       Year-End                 Year-End
                                                                                         (#)                    (CDN$)(1)
                                                                                ----------------------     --------------------
                                   Securities
                                   Acquired
                                     Upon                                            Exercisable/             Exercisable/
                  Name            Exercise(#)           Value Realized (US$)        Unexercisable             Unexercisable
                  ----            -----------           --------------------        -------------             -------------
Michael E. McGinnis                 100,000(2)                $421,460              80,000/130,000                 0/0
Frank J. Fradella                     --                         --                 30,000/20,000                  0/0
David L. Norris                       --                         --                 33,000/52,000                  0/0
Bruce Tobecksen                       --                         --                   75,000/-0-                   0/0
J.C. Pennie                           --                         --                 48,000/92,000                  0/0

----------
(1) Based on the closing price of the Common Shares on The Toronto Stock Exchange on November 30, 1998 of CDN$3.00.

(2) Options exercised to provide shares to offset margin calls, which margin calls resulted in losses to Mr. McGinnis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of January 31, 1999 the number of Common Shares beneficially owned by (i) each person known to be the beneficial owner of more than five percent of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group as known by the Company or as reflected on the records of the transfer agent.


            Name and Address of                   Amount and Nature of
             Beneficial Owner                    Beneficial Ownership(1)
----------------------------------------      ------------------------------


                                                Number            Percentage
                                              ----------          ----------


Michael E. McGinnis ....................      188,840(2)             0.9%

J.C. Pennie ............................       95,400(3)             0.4%

Hon. Donald R. Getty ...................       93,000(4)             0.4%

Barry Cracower .........................       82,000(4)             0.4%

William A. Dimma .......................       68,000(4)             0.3%

Directors and executive
officers as a group (6 persons) ........      538,940(5)             2.5%

----------
* Unless otherwise indicated, the address is c/o American Eco Corporation, 154 University Avenue, Toronto, Ontario M5H 3Y9.

(1) Unless otherwise indicated, the Company has been advised that each person above has sole voting and investment power over the Common Shares indicated above. The number of shares beneficially owned includes Common Shares which each beneficial owner has the right to acquire within 60 days of January 31, 1999.

(2)  Includes 114,000 Common Shares underlying stock options.

(3) Includes (i) 68,000 Common Shares underlying stock options, (ii) 700 Common Shares owned by his wife and (iii) 26,700 Common Shares owned by a corporation of which he is a 50% owner.

(4)  Includes 68,000 Common Shares underlying stock options.

(5)  Includes Common Shares disclosed in notes (2), (3) and (4) above.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Management or Affiliates of Management

     Pursuant to an agreement between the Company and Windrush Corporation ("Windrush"), dated December 1, 1997, Windrush receives a fee of $10,000 per month in consideration for executive services for administration, strategic and marketing planning provided to the Company plus fees which are negotiated on a project-by-project basis for other specific services rendered. This agreement expires on December 1, 2002, and has a five-year renewable term. J.C. Pennie, the Chairman of the Board of Directors of the Company, owns 50% of Windrush.

     As of August 31, 1997, the Company sold Eco Environmental and Environmental Evolutions to Eurostar Interests Ltd. ("Eurostar") for an aggregate purchase price of $11.0 million payable in a one-year promissory note (the "EcoNote"), which was to be collateralized by all of the capital stock of Eurostar. Eurostar assigned its interest in Eco Environmental and Environmental Evolutions to UKstar (Canada) Inc. ("UKstar"), which in turn transferred its interest in Eco Environmental and Environmental Evolutions to Eco Technologies International, Inc. ("ETI"), a Canadian public company. UKstar owns 85.5% of ETI. Windrush owns 3.2% of UKstar's parent company and 1.4% of ETI. Mr. Pennie also serves as the Secretary of UKstar and as the Chairman of ETI, and Barry Cracower, a director of the Company, also is a director of ETI. In February 1998, UKstar paid $603,000 to the Company for reimbursement of monies advanced by the Company for the operating expenses of Eco Environmental and Environmental Evolutions from September 30, 1997 to November 30, 1997. In October 1998, UKstar paid $3.0 million on the Eco Note, and is to repay the remaining $9,313,975 on September 30, 2000 with quarterly interest installments of $227,028, which obligations are collateralized by 500,000 shares of ETI Common Stock and a $3.0 million performance bond.

     In July 1998, Industra Service entered into a 15 year lease for an office, shop and warehouse in Edmonton, Alberta from a company in which Donald R. Getty, a director of the Company, is President and has a 25% interest. The annual lease payments are $474,000(CDN$). Management believes the lease terms are at commercially reasonable rates.

Indebtedness of Management or Affiliates of Management

     In August 1998, the Board of Directors authorized the Company to loan up to $100,000 to each Director for the purpose of using the proceeds to purchase the Company's Common Shares in the open market. These loans are to be repaid in three years, bear interest at the rate of 9-5/8% per annum, and are unsecured. Messrs. Fradella, Getty and Pennie each took a loan for $100,000 and Mr. Cracower took a loan for $50,000. As of November 30, 1998, the following Director loans were outstanding: Mr. Fradella - $102,874, Mr. Getty - $102,847, Mr. Pennie - $102,874 and Mr. Cracower - $51,437.

     During fiscal 1997, the Company loaned $84,100 to Michael E. McGinnis for the purpose of purchasing Common Shares of the Company in the open market. The loan increased his indebtedness to the Company to $630,057. The loan was to mature on May 7, 1998, and the maturity was extended to May 31, 1999, bearing interest at the rate of 10.0% per annum and is collateralized by the purchased shares. The outstanding balance of the loan, including interest, as of November 30, 1998 was $687,502.

     In May 1997, the Company loaned $305,000 at 8.5% interest per annum to David L. Norris for the purchase of a home in connection with his relocation to the Company's headquarters in Houston, Texas. The loan was to mature in May 1998 and was extended to February 1, 2003, and is unsecured. The outstanding balance of the loan, including interest, as of November 30, 1998 was $319,806.

     In June 1997, the Company loaned $60,105 to J. C. Pennie. The loan was to mature in June 1998, and was extended to May 31, 1999 bears interest at the rate of 8.5% per annum and is unsecured. The outstanding balance of the loans, including interest, as of November 30, 1998 was $64,878.

     In September 1998, the Company loaned $100,000 to Besim Halef, an executive officer, repayable over three years with prepayments from future bonuses, together with interest at the rate of 6% per annum.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements:

     The following audited consolidated financial statements of American Eco Corporation and subsidiaries are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheet as of November 30, 1998 and 1997

     Consolidated Statement of Income for the years ended November 30, 1998, 1997 and 1996

     Consolidated Statement of Shareholders' Equity for the years ended November 30, 1998, 1997 and 1996

     Consolidated Statement of Changes in Financial Position for the years ended November 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     The following consolidated financial statement schedules of American Eco Corporation and subsidiaries are included in Item 14(d):

     All schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under related instructions or are not applicable and, therefore, have been omitted.


(b)  Reports on Form 8-K

     The Company did not file a report on Form 8-K during the fourth quarter of fiscal 1998.

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

3.2.1     By-Laws (incorporated by reference to Exhibit 3.2 to the Form 10.).

3.2.2 By-Law Number 10 (incorporated by reference to Exhibit 3.2.2 to the 1996 Form 10-K).

3.2.3 Rights Agreement, dated as of April 1998, between the Company and The CIBC Mellon Trust Company (incorporated by reference to Exhibit 4 to the Company's Form 8-K for an event of April 9, 1998.)

4.1 Share Option Plan (incorporated by reference to Exhibit to Management Information Circular to the Company's Form 6-K, dated September 27,
          1995).

4.2 Indenture, dated as of May 14, 1998, among the Company, the Guarantors named therein and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 4.1 for an event of May 21, 1998).

4.3       Form  of  Common  Stock  Purchase   Warrant   expiring  May  29,  2002
          (incorporated by reference to Exhibit 4.5 to the May 1997 Form 10-Q).

*10.1 Agreement, dated as of December 1, 1997 between the Company and Windrush Corporation.

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

10.9.3 Loan Agreement, dated as of February 28, 1997, by and between Chempower, Inc. and First National Bank of Ohio ("FNBO") (incorporated by reference to Exhibit 10.9.7 to the 1996 Form 10-K).

10.9.4 Purchase Agreement, dated as of February 28, 1997, between Chempower and Holiday Properties ("Holiday") (incorporated by reference to Exhibit 10.9.9 to the 1996 Form 10-K).

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

10.12 Employment Agreement, dated December 1, 1995, between the Company and Michael E. McGinnis, as amended May 1, 1996 (incorporated by reference to Exhibit 10.12.1 to the 1996 Form 10-K).

10.13.1 Employment Agreement, effective as of January 1, 1998, between the Company and Bruce Tobecksen (incorporated by reference to exhibit
          10.12.2 to the Company's Form 10-K for the fiscal year ended November 30, 1998).

*10.13.2 Termination Agreement, dated as of September 15, 1998, between the Company and Tobecksen.

10.14 Employment Agreement, effective as of August 1, 1996, between the Company and David L. Norris (incorporated by reference to Exhibit
          10.12.3 to the 1996 Form 10-K).

10.15 Credit and Guaranty Agreement, dated as of August 22, 1997, among American Eco Funding Corp., as Borrower, the Company, as Parent Guarantor, and Union Bank of California, N.A. as Agent ("Union Bank") (without schedules or exhibits) (incorporated by reference to Exhibit
          10.1.1 to the Company's Form 8-K for an event of August 29, 1997).

10.16.1 Letter of Intent, dated February 20, 1998, between the Company and Dominion Bridge Corporation ("Dominion Bridge") (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K for an event of February 20, 1998 [the "February 1998 Form 8-K"]).

10.16.2 Securities Purchase Agreement, dated as of February 20, 1998, between the Company and Dominion Bridge (incorporated by reference to Exhibit
          10.2 to the February 1998 Form 8-K"]).

10.16.3 Warrant Agreement, dated February 20, 1998, issued by Dominion Bridge (incorporated by reference to Exhibit 10.3 to the February 1998 Form 8-K").

10.16.4 Registration Rights Agreement, dated as of February 20, 1998, between the Company and Dominion Bridge (incorporated by reference to Exhibit
          10.4 to the February 1998 Form 8-K").

10.17 Acquisition Agreement, dated as of September 1, 1997, between the Company and Jones Partners, Ltd. (incorporated by reference to Exhibit
          10.15 to the Company's Form 10-K for the fiscal year ended November 30, 1997).

*21.      Subsidiaries of the Company.

*27.      Financial Data Schedule.

----------
*    Filed herewith

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




                                    AMERICAN ECO CORPORATION


Dated:  March 10, 1999              By: /s/ Michael E. McGinnis
                                       -----------------------------------------
                                       Michael E. McGinnis, President and Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                                     Date
       ---------                         -----                                     ----
/s/ Michael E. McGinnis
-----------------------
Michael E. McGinnis        President, Chief Executive Officer and Director
                           (Principal Executive Officer)                        March 10, 1999

/s/ J.C. Pennie
-----------------------
J.C. Pennie                Chairman of the Board of Directors                   March 10, 1999


/s/ Lanell Matlock
-----------------------
Lanell Matlock             Assistant Vice President and Controller              March 10, 1999


/s/ Barry Cracower
-----------------------
Barry Cracower             Director                                             March 10, 1999


-----------------------
William A. Dimma           Director                                             March   , 1999


/s/ Donald R. Getty
-----------------------
Hon. Donald R. Getty       Director                                             March 10, 1999

                                INDEX TO EXHIBITS

Exhibit Number                         Document
--------------                         --------

 * 10.1 Agreement, dated as of December 1, 1997, between the Company and Windrush Corporation.

 * 10.13.2           Termination Agreement, dated as of September 15, 1998
                     between the Company and Bruce Tobecksen.

 * 21.               Subsidiaries of the Company.

 * 27.               Financial Data Schedule.

------------------

*Filed herewith