Form 10-Q
period 1999-02-28
AMERICAN ECO CORP
filed 1999-04-14
CIK 868076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999
                                  ------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                       Commission File Number: 001-10621
                                  ------------

                            AMERICAN ECO CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

         ONTARIO, CANADA                                         52-1742490
---------------------------------                           --------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)


               154 UNIVERSITY AVENUE, TORONTO, ONTARIO     M5H 3Y9
            --------------------------------------------------------
              (Address or principal executive offices)   (Zip Code)

                                 (416) 340-2727
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ----

As of February 28, 1999, there were 21,610,180 shares of Common Shares, no par value, outstanding.

                            AMERICAN ECO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           Page
                                                                          ------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets:
            February 28, 1999 and November 30, 1998 .....................    3

          Consolidated Statement of Income:
            Quarters Ended February 28, 1998
              and February 28, 1999 .....................................    5

          Consolidated Statement of Changes in Financial Position:
            Quarters Ended February 28, 1998
              and February 28, 1999 .....................................    6

          Notes to Consolidated Financial Statements ....................    7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............    9


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities .....................................   12

     Item 6.  Exhibits and Reports on Form 8-K ..........................   13

     Signatures .........................................................   14

ITEM 1. FINANCIAL STATEMENTS

                                     PART I

                              FINANCIAL INFORMATION

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (United States Dollars in thousands)
                                   (Unaudited)


                     ASSETS

                                                    February 28,    November 30,
                                                        1999            1998
                                                    ------------    ------------
CURRENT ASSETS
  Cash ..........................................   $    15,801     $    21,821
  Accounts receivable, trade, less allowance for
    doubtful accounts of $1,678 in 1999 and
    $1,751 in 1998, respectively ................        51,835          50,793
  Current portion of notes receivables ..........         6,341           5,080
  Costs and estimated  earnings in excess of
    billings ....................................        11,456          11,202
  Inventory .....................................        23,881          23,080
  Refundable income taxes .......................         2,419           2,419
  Deferred income tax ...........................        12,228           9,464
  Prepaid expenses and other current assets .....         7,750           4,427
                                                    ------------    ------------
        TOTAL CURRENT ASSETS ....................       131,711         128,286
                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET ..............        54,961          54,835
                                                    ------------    ------------

OTHER ASSETS
  Goodwill, net of accumulated amortization of
    $3,058 in 1999 and $2,781 in 1998,
    respectively ................................        31,299          30,767
  Notes receivable ..............................        23,019          17,504
  Investments ...................................         2,608          13,855
  Other assets ..................................         5,019           5,136
                                                    ------------    ------------
        TOTAL OTHER ASSETS ......................        61,945          67,262
                                                    ------------    ------------
        TOTAL ASSETS ............................   $   248,617     $   250,383
                                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (United States Dollars in thousands)
                                   (Unaudited)


       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    February 28,    November 30,
                                                        1999            1998
                                                    ------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities ......   $    28,331     $    32,584
  Notes payable .................................           184               -
  Current portion of long-term debt .............           444             630
  Billings in excess of costs and estimated
    earnings ....................................         2,788           3,834
                                                    ------------    ------------
        TOTAL CURRENT LIABILITIES ...............        31,747          37,048
                                                    ------------    ------------

LONG TERM LIABILITIES
  Senior notes ..................................       118,000         118,000
  Long-term debt ................................         3,035           2,689
  Deferred income tax liability .................           975           1,334
  Minority interest .............................         3,373               -
  Other liabilities .............................           698           1,074
                                                    ------------    ------------
        TOTAL LONG-TERM LIABILITIES .............       126,081         123,097
                                                    ------------    ------------

        TOTAL LIABILITIES .......................       157,846         160,145
                                                    ------------    ------------

SHAREHOLDERS' EQUITY
  Share capital .................................        89,852          89,854
  Contributed surplus ...........................         2,846           2,845
  Cumulative foreign exchange ...................        (2,893)         (2,470)
  Retained earnings .............................           984               9
                                                    ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY ..............        90,789          90,238
                                                    ------------    ------------

        TOTAL LIABILITIES & SHAREHOLDERS'
          EQUITY ................................   $   248,617     $   250,383
                                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                            AMERICAN ECO CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                     FOR THE THREE MONTHS ENDED FEBRUARY 28,
                      (United States Dollars in thousands)
                                   (Unaudited)


                                                        1999            1998
                                                    ------------    ------------

REVENUE .........................................   $    73,765     $    58,434
                                                    ------------    ------------

COSTS AND EXPENSES
  Direct costs of revenue .......................        60,450          45,452
  Selling, general, and administrative expenses .         8,170           7,869
  Interest expense, net .........................         2,511             760
  Depreciation and amortization .................         1,159           1,032
                                                    ------------    ------------
        TOTAL OPERATING COSTS ...................        72,290          55,113
                                                    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES ........         1,475           3,321
PROVISION FOR INCOME TAXES ......................           500           1,162
                                                    ------------    ------------

NET INCOME ......................................   $       975     $     2,159
                                                    ============    ============

Earnings per common share:
  Basic .........................................   $      0.05     $      0.11
                                                    ============    ============
  Fully diluted .................................   $      0.05     $      0.11
                                                    ============    ============

Weighted average number of shares used in
computing earnings per common share:
  Basic .........................................    21,610,178      20,009,244
                                                    ============    ============
  Fully diluted .................................    21,610,178      24,538,540
                                                    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                     FOR THE THREE MONTHS ENDED FEBRUARY 28,
                      (United States Dollars in thousands)
                                   (Unaudited)


                                                        1999            1998
                                                    ------------    ------------

CASH FLOW (USED IN) PROVIDED BY OPERATIONS: .....        (5,608)           2,794

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................          (929)           (999)
  Proceeds from notes receivable ................             -           3,117
  Decrease (increase) in investment .............         1,131          (4,921)
                                                    ------------    ------------
Net cash provided by (used in) investing
  activities ....................................           202          (2,803)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTITIVIES:
  Proceeds from notes payable and long-term debt              -           3,378
  Principal payments on notes payable and
    long-term debt ..............................          (186)           (495)
  Issuance of common stock ......................             -             964
                                                    ------------    ------------
Net cash provided by (used in) financing
  activities ....................................          (186)          3,847
                                                    ------------    ------------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH .          (428)             85
                                                    ------------    ------------

NET DECREASE (INCREASE) IN CASH .................        (6,020)          1,764

CASH AT BEGINNING OF PERIOD .....................        21,821           1,259
                                                    ------------    ------------
CASH AT END OF PERIOD............................   $    15,801     $     3,023
                                                    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1998, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter ended February 28, 1999 are not necessarily indicative of results expected for an entire year. The November 30, 1998 balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Chempower, Inc., Specialty Management Group, Inc. /d/b/a CCG, Industra Service Corporation ("Industra"), MM Industra, Ltd. ("MMI"), Separation and Recovery Systems, Inc. ("SRS"), The Turner Group, United Eco Systems, Inc., Cambridge Construction Service Corporation, and Lake Charles Construction Company, Inc. As of November 1998, the Company owns approximately 81.9% of the outstanding common stock of U.S. Industrial Services, Inc. (USIS). Accordingly, the operating results of USIS are included in the consolidated financial statements of the Company.

Recognition of Revenue: The Company recognizes revenues and profits on contracts using the percentage-of-completion method. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contracts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become know. Losses on contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated profits in excess of billings, or billings in excess of costs and estimated profits on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the Company's balance sheet.

Foreign Exchange: The functional currency for the Company is the U.S. dollar, with the exception of American Eco Corporation, Industra, and MMI whose functional currency is the Canadian dollar. The translation of the Canadian dollar into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the translation of American Eco Corporation, Industra, and MMI's financial statements are classified as a component of shareholders' equity.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2.  INVENTORY

The components of inventory at February 28, 1999 and November 30, 1998 are as follows:

                                        February 28, 1999      November 30, 1998
                                        -----------------      -----------------
         Raw Materials                      $  8,679               $  8,388
         Consumable Supplies                   4,353                  4,207
         Finished Goods                       10,849                 10,485
                                            --------               --------
                                            $ 23,881               $ 23,080
                                            ========               ========

NOTE 3.  INCOME TAXES

During the three months ended February 28, 1999, the Company has recorded a provision for income taxes of $0.5 million based upon an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates. For the three months ended February 28, 1998, a provision of $1.2 million was reflected.

NOTE 4.  U.S. INDUSTRIAL SERVICES, INC.

As of November 1998, the Company owns approximately 81.9% of the outstanding common stock of U.S. Industrial Services, Inc. (USIS). Accordingly, the operating results of USIS are included in the consolidated financial statements of the Company.

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

NOTE 5.  SENIOR NOTES

In May 1998, the Company completed placement of $120,000,000 of 9-5/8% Senior Notes that mature May 15, 2008. Interest on the notes is payable semi-annually in arrears on May 15, and November 15 each year, commencing November 15, 1998. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 15, 2003, at specified redemption prices.

The Notes are senior general unsecured obligations of the Company, ranking pari passu in right of payment to any subordinated indebtedness, of the Company incurred in the future. The Indenture contains certain covenants that among other things, will limit the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends or make other distributions, purchase equity interest or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, issue or sell capital stock of subsidiaries, engage in sale-and-leaseback transactions, sell assets or enter into certain mergers or consolidations. In September 1998, the Company repurchased $2.0 million of Senior notes on the open market at a discounted price of $1.4 million.

NOTE 6.  LITIGATION

At February 28, 1999, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

NOTE 7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

For the three months ended February 28, 1999, there were no material variances between accounting practices generally accepted in the United States and Canada.

In the last quarter of fiscal year 1998, the Company recorded a charge of $13.8 million related to the write-off of its investment in Dominion Bridge
Corporation.  The  Company has no  continuing  involvement  in  Dominion  Bridge
Corporation. During the three months ended February 28, 1998, the Company purchased 1,923,077 shares of Dominion Bridge for $5.0 million. Under Canadian Basis, this investment is accounted for as a long-term investment and the Company has determined that an other than temporary decline in value has not occurred in this investment as of February 28, 1998. Under U.S. Basis, the Company's investment in Dominion Bridge would be accounted for pursuant to
Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investment in Dominion Bridge would be classified as an available-for-sale investment which would require the Company to carry the investment at its market value of $3.7 million at February 28, 1998 with a difference in the Company's carrying value presented as an unrealized loss of marketable securities in shareholders' equity.

During the three months ended February 28, 1998, under U.S. Basis, utilization of pre-acquisition net operating loss carry forwards would be credited to goodwill, to the extent generated, rather than as a reduction of the income tax provision, as in practice under Canadian Basis. Therefore, under U.S. Basis, the goodwill and income tax provision would have been adjusted by approximately $150,000 for the three months ended February 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1998.

OVERVIEW

American Eco Corporation (the "Company" or "American Eco") through its subsidiaries is a leading provider of industrial support, specialty fabrication and environmental remediation services to principally three industry groups: (i) energy, (ii) pulp and paper, and (iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers a single-source solution for an extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. Specialty fabrication services offered by the Company include the construction of decks, well jackets and modules for offshore oil and gas platforms, the fabrication of piping, pressure vessels and other equipment used in process industries, the erection of structural steel support systems and the manufacture of electrical switch gear, power distribution panels, bus ducts and control rooms. The Company also manufactures, sells, installs and operates SAREX(C) oil filtration and separation systems worldwide.

The Company has strategically positioned itself as a single-source provider of support services, which can be performed by an outside service company with greater efficiency, safety and cost-effectiveness. By outsourcing support services, the Company's customers can focus on their core manufacturing processes, reduce operating costs, improve safety and conserve human and capital resources.

American Eco's business has benefited from several market trends. First is the shift among industrial companies toward outsourcing maintenance and other non-core services. Companies have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, single-source providers which have broad geographic coverage. These trends had driven American Eco's acquisition strategy to consolidate regionally fragmented service providers in the United States and Canada. American Eco has realized significant growth through acquiring companies which provide services to several industries in different geographical regions. Between fiscal 1993 and fiscal 1998, the Company acquired nine businesses, including two environmental companies which were subsequently sold in August 1997. The Company's revenues and net operating income were $7.6 million and $322,000 for the fiscal year ended November 30, 1993 and were $299.8 million and a loss of $30.2 million for the fiscal year ended November 30, 1998. The Company's strategy is to continue to broaden and deepen its geographic presence, expand service offerings or client base and contribute to earnings growth.

American Eco believes it has achieved a competitively advantaged position in the industrial support, specialty fabrication and construction management markets it serves by consistently providing high-quality, cost-effective services on a safe and timely basis. The Company's key competitive strengths include: (i) long-standing customer relationships, (ii) an outstanding safety and quality record, (iii) a broad offering of value-added services and capabilities, (iv) the ability to provide its services in the United States and Canada, and (v) an experienced management team in the field and at the corporate level.

At February 28, 1999, the Company operated primarily through the following first and second tier subsidiaries: C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services Inc., a Delaware corporation, the "Turner Group"); Cambridge Construction Service Corp., a Nevada corporation ("Cambridge"); Lake Charles Construction Company, a
Louisiana corporation ("Lake Charles Construction" and, together with its wholly-owned subsidiaries, the "Lake Charles Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM Industra, Limited, a Nova Scotia, Canada corporation ("MM Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); Chempower, Inc., an Ohio corporation ("Chempower"); and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG").

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's revenues from its industrial support, environmental, specialty fabrication, and construction management segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. Historically, the Company has experienced decreased activity during the first quarter of a fiscal year due to slower plant turnaround activity in the refinery and power generating industries in the northern United States and Canada. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one-to-two quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

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

RESULTS OF OPERATIONS

Revenues

The Company's revenues grew 26% to $73.8 million in the First Quarter 1999 compared to $58.4 million for the three months ended February 28, 1998. The $15.4 million increase in revenue is comprised of:

        Consolidation of U.S. Industrial Services, Inc.
          ("USIS") Revenue                                   $ 15.1
        Increase in revenue from existing businesses            0.3
                                                             -------
                                                             $ 15.4

At November 1998, the Company owned approximately 81.9% of the outstanding common Stock of USIS. The USIS Common Stock is traded on the OTC Bulletin Board. In November 1998, USIS sold the assets, subject to the related liabilities, of its subsidiary J.L. Manta, Inc., and in December 1998, USIS sold its P.W. Stephens Residential Inc. subsidiary. USIS is engaged in asbestos abatement and lead hazard removal primarily in the Midwest. USIS is seeking to refocus its strategic business plan in other businesses.

Operating Expenses

The Company's direct costs of revenue increased 32.9% to $60.5 million in the First Quarter 1999 compared to $45.5 million for the First Quarter 1998. The increased costs are primarily due to the consolidation of USIS into American Eco. Direct costs as a percentage of revenue increased to 82% in the First Quarter 1999 compared to 77.8% in the First Quarter 1998. The increase is attributable to an increase in low risk, lower margin maintenance work in the First Quarter of 1999. There is a focus on control of direct costs during the performance of contract and maintenance work. The Company requires all managers to track costs indicators on key issues such as labor productivity and hourly labor costs.

Selling, general and administrative expenses increased 3.8% to $8.2 million in the First Quarter 1999 compared to $7.9 million for the First Quarter 1998. Of this increase, $2.2 million was attributable to USIS selling, general and administrative costs. Had the consolidation of USIS not been accounted for the selling, general, and administrative expenses would have decreased 24.9% to $5.9 in the First Quarter 1999 compared to $7.9 million for the First Quarter 1998.

The Company believes that its selling, general and administrative costs in its existing businesses will decline in future quarters as a result of the focus at corporate and its business units to control costs.

Provision for Income Tax

During the three months ended February 28, 1999, the Company has recorded a provision for income taxes of $0.5 million based upon an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates. For the three months ended February 28, 1998, a provision of $1.2 million was reflected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased from $21.8 million on November 30, 1998 to $15.8 million at February 28, 1999. The Company utilized net cash in operating activity of $6.6 million for the three months ended February 28, 1999 compared to net cash provided by operations of $0.6 million for the same period in 1998. The primary reason for the change is the payment of $6.3 million of accounts payable during the quarter ended February 28, 1999.

Net cash provided by investing activities was $.2 million in 1999 compared to cash used for investing activities of $2.8 million in 1998. The primary use of cash in the first quarter of 1998 was $5.0 million for the purchase of Dominion Bridge common stock which was partially offset by payments received for notes receivable for $3.1 million.

Cash flows used for financing activities was $.2 million in 1999 compared to cash provided from financing activities of $3.8 million in 1998. In the first quarter of 1998, the company received $3.3 million in proceeds from notes payable and long term debt.

As permitted by the Indenture under which the senior notes were issued, the Company expects to obtain a line of credit facility of approximately $30 million during the next 60 days secured by the Company's accounts receivable. The credit facility would be used to assist the Company's working capital needs for internal growth and help finance the Company's additional growth strategy through acquisitions.

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

                                     PART II

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

There were no securities issued during the three months ended February 28, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27  Financial Data Schedule.

(b)  No Form 8-K was filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        AMERICAN ECO CORPORATION
                                                              (Registrant)


Dated:  April 14, 1999                                  /s/ Michael E. McGinnis
                                                        ------------------------
                                                        Michael E. McGinnis
                                                        Chief Executive Officer


Dated:  April 14, 1999                                  /s/ Lanell Matlock
                                                        ------------------------
                                                        Lanell Matlock
                                                        Assistant Vice President
                                                        Controller

                                  EXHIBIT INDEX


Exhibit    Description                            Page
-------    -----------------------------------    ----

  27       Financial Data Schedule ...........     16