Form 10-Q
period 1999-05-31
AMERICAN ECO CORP
filed 1999-07-15
CIK 868076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999
                               ------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission File Number: 001-10621
                        ---------

                            AMERICAN ECO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         ONTARIO, CANADA                                  52-1742490
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
Yes  X      No
    ---        ---

As of May 31, 1999, there were 21,710,180 shares of Common Shares, no par value, outstanding.

                            AMERICAN ECO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                              Page No.
                                                                                                            --------
         Item 1.  Financial Statements (unaudited)

                           Consolidated Balance Sheets:
                             May 31, 1999 and November 30, 1998...................................................3

                           Consolidated Statement of Income:
                             Three Months and Six Months Ended May 31, 1999
                             and May 31, 1998.....................................................................5

                           Consolidated Statement of Changes in Financial Position:
                              Six Months Ended May 31, 1999
                              and May 31, 1998....................................................................6

                           Notes to Consolidated Financial Statements.............................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................10


PART II. OTHER INFORMATION

         Item 1.  Litigation.....................................................................................15

         Item 2.  Changes in Securities..........................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders............................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................................15

         Signatures..............................................................................................17

ITEM 1. FINANCIAL STATEMENTS

                                     PART I

                              FINANCIAL INFORMATION

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      (United States Dollars in thousands)
                                  (Unaudited)

                                                                                     May 31,          November 30,
                                                                                      1999                1998
                                                                               ----------------   ----------------
                                    ASSETS
CURRENT ASSETS
     Cash............................................................          $         18,155   $         21,821
     Accounts receivable, trade, less allowance for doubtful
         accounts of $1,607 in 1999 and $2,378 in 1998, respectively                     62,805             50,793
     Current portion of notes receivables............................                     6,827              5,080
     Costs and estimated  earnings in excess of billings.............                    15,095             11,202
     Inventory.......................................................                    23,156             23,080
     Refundable income taxes.........................................                     2,419              2,419
     Deferred income tax.............................................                    11,879              9,464
     Prepaid expenses and other current assets.......................                     8,379              4,427
                                                                               ----------------   ----------------
         TOTAL CURRENT ASSETS........................................                   148,715            128,286
                                                                               ----------------   ----------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                       56,015             54,835
                                                                               ----------------   ----------------


OTHER ASSETS
     Goodwill, net of accumulated amortization of $3,349 in 1999
        and $2,781 in 1998, respectively.............................                    32,294             30,767
     Notes receivable................................................                    23,120             17,504
     Investments.....................................................                     3,215             13,855
     Other assets....................................................                     5,210              5,136
                                                                               ----------------   ----------------
         TOTAL OTHER ASSETS..........................................                    63,839             67,262
                                                                               ----------------   ----------------


         TOTAL ASSETS................................................          $        268,569   $        250,383
                                                                               ================   ================

             The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      (United States Dollars in thousands)
                                  (Unaudited)

                                                                                   May 31,         November 30,
                                                                                    1999              1998
                                                                               ----------------   ----------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities........................          $         33,454   $         32,584
     Current portion of long-term debt...............................                       445                630
     Billings in excess of costs and estimated earnings..............                     5,492              3,834
                                                                               ----------------   ----------------
         TOTAL CURRENT LIABILITIES...................................                    39,391             37,048
                                                                               ----------------   ----------------

LONG TERM LIABILITIES
     Senior notes....................................................                   118,000            118,000
     Long-term debt..................................................                     3,239              2,689
     Line of credit..................................................                    12,146                  -
     Deferred income tax liability...................................                        54              1,334
     Minority interest...............................................                     3,035                  -
     Other liabilities...............................................                       683              1,074
                                                                               ----------------   ----------------
         TOTAL LONG-TERM LIABILITIES.................................                   137,157            123,097
                                                                               ----------------   ----------------


         TOTAL LIABILITIES...........................................                   176,548            160,145
                                                                               ----------------   ----------------

SHAREHOLDERS' EQUITY
     Share capital...................................................                    90,492             89,854
     Contributed surplus.............................................                     2,845              2,845
     Cumulative foreign exchange.....................................                    (1,048)            (2,470)
     Retained earnings...............................................                      (268)                 9
                                                                               ----------------   ----------------
         TOTAL SHAREHOLDERS' EQUITY..................................                    92,021             90,238
                                                                               ----------------   ----------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY....................          $        268,569   $        250,383
                                                                               ================   ================

             The accompanying notes are an integral part of these consolidated financial statements.

                            AMERICAN ECO CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE AND SIX MONTHS ENDED MAY 31
                      (United States Dollars in thousands)
                                   (Unaudited)



                                                            Three Months Ended May 31  Six Months Ended May 31
                                                             ------------------------  -----------------------
                                                                1999         1998         1999         1998
                                                             ----------   ----------   ----------   ----------
     REVENUE                                                 $   64,034   $   53,151   $  133,217   $  106,312
                                                             ----------   ----------   ----------   ----------

     COSTS AND EXPENSES
         Direct costs of revenue......................           55,056       44,477      111,609       85,775
         Selling, general, and administrative expenses            6,188        6,610       11,743       12,674
         Interest expense, net........................            1,645          910        4,157        1,670
         Loss on early extinguishment of debt.........                -        2,400            -        2,400
         Depreciation and amortization................            1,179        1,120        2,239        2,085
                                                             ----------   ----------   ----------   ----------
         Total operating costs........................           64,068       55,517      129,748      104,604
                                                             ----------   ----------   ----------   ----------

     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     PROVISION FOR (RECOVERY OF) INCOME TAXES.........
                                                                    (34)      (2,366)       3,469        1,708

     PROVISION FOR (RECOVERY OF) INCOME TAXES.........              (12)        (828)       1,180          598
                                                             ----------   ----------   ----------   ----------

     INCOME (LOSS) FROM CONTINUING OPERATIONS.........              (22)      (1,538)       2,289        1,110

     LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
     TAX BENEFIT......................................           (1,231)         (92)      (2,567)        (580)
                                                             ----------   ----------   ----------   ----------

     NET INCOME (LOSS)................................       $   (1,253)  $   (1,630)  $     (278)  $      530
                                                             ----------   ----------   ----------   ----------

     Basic earnings (loss) per common share
         Earnings (loss) from continuing operations...       $     0.00   $    (0.08)  $     0.11   $     0.06
         Loss from discontinued operations............            (0.06)        0.00        (0.12)       (0.03)
                                                             ----------   ----------   ----------   ----------
         Net earnings (loss) per common share.........       $    (0.06)  $    (0.08)  $    (0.01)  $     0.03
                                                             ==========   ==========   ==========   ==========

     Fully diluted earnings (loss) per common share
         Earnings (loss) from continuing operations...       $     0.00   $    (0.08)  $     0.12   $     0.06
         Loss from discontinued operations............            (0.06)        0.00        (0.13)       (0.03)
                                                             ----------   ----------   ----------   ----------
         Net earnings (loss) per common share.........       $    (0.06)  $    (0.08)  $    (0.01)  $     0.03
                                                             ==========   ==========   ==========   ==========

     Weighted average number of shares used in
     computing earnings per common share
         Basic........................................       21,676,482   20,604,111   21,643,695   20,295,522
                                                             ==========   ==========   ==========   ==========
         Fully diluted................................       21,676,482   20,604,111   26,071,120   20,295,522
                                                             ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                         FOR THE SIX MONTHS ENDED MAY 31
                      (UNITED STATES DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             1999         1998
                                                                           ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income .............................................................   $    (278)   $     530
  Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Loss on early extinguishment of debt ............................           -        2,400
       Depreciation and amortization ...................................       2,239        2,085
       Change in deferred income taxes .................................        (271)        (153)
       Change in accounts receivable ...................................      (4,929)      (3,151)
       Change in notes receivable ......................................        (335)       3,022
       Change in costs and estimated earnings in excess of billings ....      (3,416)      (7,777)
       Change in inventory .............................................          (1)      (1,447)
       Change in prepaid expenses ......................................      (1,758)      (2,462)
       Change in other assets ..........................................         358       (1,503)
       Change in accounts payable ......................................      (5,656)       3,041
       Change in billings in excess of costs and estimated earnings ....      (1,823)        (327)
       Change in other long-term liabilities ...........................        (391)        (272)
                                                                           ---------    ---------

Net cash used in operating activities ..................................     (16,261)      (6,014)
                                                                           ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ............................................      (1,533)      (1,570)
       Acquisition of business, net of cash received ...................         820            -
       Increase in minority interest ...................................        (338)           -
       Decrease (increase) in investment ...............................         695       (6,102)
                                                                           ---------    ---------
Net cash used in investing activities ..................................        (356)      (7,672)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from senior notes ......................................           -      116,139
       Proceeds from notes payable .....................................           -        3,500
       Proceeds from long-term debt ....................................      11,576          408
       Principal payments on notes payable .............................           -      (58,838)
       Principal payments on long-term debt ............................         (47)     (12,404)
       Stock issuance costs ............................................           -          (18)
       Issuance of common stock ........................................           -        1,394
                                                                           ---------    ---------
Net cash provided by financing activities ..............................      11,529       50,181
                                                                           ---------    ---------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH  .......................       1,422         (136)
                                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH ........................................      (3,666)      36,359

CASH AT BEGINNING OF PERIOD ............................................      21,821        1,259
                                                                           ---------    ---------

CASH AT END OF PERIOD ..................................................   $  18,155    $  37,618
                                                                           =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1998, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the three and six months ended May 31, 1999 are not necessarily indicative of results expected for an entire year. The November 30, 1998 balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Reclassifications: Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 2.    INVENTORY

The components of inventory at May 31, 1999 and November 30, 1998 are as follows:


                                               May 31, 1999     November 30, 1998
                                             ----------------   -----------------
             Raw Materials                   $          9,428   $           8,388
             Consumable Supplies                        3,665               4,207
             Finished Goods                            10,063              10,485
                                             ----------------   -----------------
                                             $         23,156   $         23,080
                                             ================   =================

NOTE 3.    U.S. INDUSTRIAL SERVICES, INC.

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

On July 1, 1999, USIS announced that it has signed a definitive agreement to acquire International Fidelity Holdings Corp., a re-insurance company based in Dallas, Texas, subject to regulatory and shareholder approval.

NOTE 4.    LINE OF CREDIT

In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement provides for a revolving credit facility (the "Revolver") of up to $30 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable. The Revolver has a two-year term, subject to two automatic one year extensions at the mutual discretion of the Company and the lenders. Borrowings under the Revolver will accrue interest at a rate equal to 2% above the commercial paper rate.

NOTE 5.    DISCONTINUED OPERATIONS

During the second quarter of 1999, management adopted plans to discontinue the switchgear operations of Chempower and the engineering business of Industra. The switchgear business was sold on June 1, 1999 and the Company expects to divest the engineering business within the next six months.

Sales from discontinued operations were $4,330 and $6,309 for the three months ended May 31, 1999 and 1998 and $8,912 and $11,583 for the six months ended May 31, 1999 and 1998, respectively.

Losses from discontinued operations for the six months ended May 31, 1999 and 1998 were $2,567 (net of $1,323 income tax benefit) and $580 (net of $313 income tax benefit), respectively.

Interest expense has been allocated based on intercompany debt/asset balances. After-tax interest expense of $348 has been included in the loss from discontinued operations. Discontinued operations have not been separated in the consolidated statement of cash flows; therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

NOTE 6.    LITIGATION

At May 31, 1999, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, other than disclosed below, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

American Eco Corporation recently learned that the United States Attorney for the Middle District of Louisiana (the "US Attorney for the Middle District") advised Advanced Coil Industries ("ACI") a division of Chempower, Inc., a subsidiary of the Company acquired in March 1997, that ACI and several others are the subject of a Federal criminal grand jury investigation in connection with possible improper markings on coated steel which had occurred in 1994 and 1995 prior to the Company's acquisition of Chempower. The U.S. Attorney for the Middle District and ACI have agreed that in the event criminal charges are filed, no criminal charges will be filed against ACI until on or after December 1, 1999. The U.S. Attorney for the Middle District has also advised ACI that a civil suit has been filed under seal in Baton Rouge, Louisiana in which ACI is one of several names or potential defendants alleged to have violated the false claims act. As the civil suit was filed under seal and is unavailable for ACI's review, the Company has not had the opportunity to review the factual basis of the alleged claim nor the method by which damages might be calculated. However, if a potential action by the U.S. Attorney for the Middle District and/or under the civil action against ACI is successful, it could be material to the financial position of the Company.

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

Differences between U.S. and Canadian GAAP may have caused the Company to not present the switchgear business of Chempower and the engineering business of Industra as discontinued operations. This difference would not have an impact on net earnings, but the Company would not have presented the income statement disclosure "Earnings from Continuing Operations."

In the last quarter of fiscal year 1998, the Company recorded a charge of $13.8 million related to the write-off of its investment in Dominion Bridge Corporation. The Company has no continuing involvement in Dominion Bridge Corporation. During the three months ended February 28, 1998, the Company purchased 1,923,077 shares of Dominion Bridge for $5.0 million. Under Canadian Basis, this investment was accounted for as a long-term investment and the Company had determined that an other than temporary decline in value had not occurred in this investment was as of February 28, 1998. Under U.S. Basis, the Company's investment in Dominion Bridge would have been accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investment in Dominion Bridge would have been classified as an available-for-sale investment which would have required the Company to carry the investment at its market value of $3.7 million at February 28, 1998 with a difference in the Company's carrying value presented as an unrealized loss of marketable securities in shareholders' equity.

NOTE 8.    SUBSEQUENT EVENT

The Company has entered into an Option Agreement to sell substantially all of its USIS shares at a price of $1.90.
                                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The results of operations for the six months ended May 31, 1999 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1998.


OVERVIEW

         American Eco Corporation (the "Company" or "American Eco") through its subsidiaries is a leading provider of industrial support, specialty fabrication and environmental remediation services to principally three industry groups: (i) energy, (ii) pulp and paper, and (iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers a single-source solution for an extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. Specialty fabrication services offered by the Company include: the construction of decks, well jackets and modules for offshore oil and gas platforms; the fabrication of piping, pressure vessels and other equipment used in process industries; the fabrication of bus ducts and precision sheetmetal; and the erection of structural steel support systems. The Company also manufactures, sells, installs and operates SAREX(C) oil filtration and separation systems worldwide.

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

         American Eco's business has benefited from several market trends. First is the shift among industrial companies toward outsourcing maintenance and other non-core services. Companies have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, single-source providers which have broad geographic coverage. These trends have driven American Eco's acquisition strategy to consolidate regionally fragmented service providers in the United States and Canada. American Eco has realized significant growth through acquiring companies which provide services to several industries in different geographical regions. Between fiscal 1993 and fiscal 1998, the Company acquired nine businesses, including two environmental companies which were subsequently sold in August 1997. The Company's revenues and net income were $7.6 million and $0.3 million for the fiscal year ended November 30, 1993 and were $299.8 million and a loss of $30.2 million for the fiscal year ended November 30, 1998. The Company's strategy is to continue to broaden and deepen its geographic presence, expand service offerings or client base and contribute to earnings growth.

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

         At May 31, 1999, the Company operated primarily through the following first and second tier subsidiaries: C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services Inc., a Delaware corporation, the "Turner Group"); Cambridge Construction Service Corp., a Nevada corporation ("Cambridge"); Lake Charles Construction Company, a Louisiana corporation ("Lake Charles Construction" and, together with its wholly-owned subsidiaries, the "Lake Charles Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM Industra, Limited, a Nova Scotia, Canada corporation ("MM Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); Chempower, Inc., an Ohio corporation ("Chempower"); and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG").

         At November 1998, the Company owned approximately 81.9% of the outstanding common stock of USIS. The USIS Common Stock is traded on the OTC Bulletin Board. In November 1998, USIS sold the assets, subject to the related liabilities, of its subsidiary J.L. Manta, Inc. In December 1998, USIS sold its P.W. Stephens Residential Inc. subsidiary, and in June 1999, USIS announced a Letter of Intent to sell its P.W. Stephens, St. Louis subsidiary. USIS has been engaged in asbestos abatement and lead hazard removal primarily in the Midwest. USIS is seeking to refocus its strategic business plan in other businesses.

         Up to the point of divestiture, the operations of each of the subsidiaries of USIS are consolidated into the Company's financials. These operations produced $15.1 million of revenue for the three months ended February 28, 1999 and $2.5 million for the three months ended May 31, 1999.

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

RESULTS OF OPERATIONS

     Three months ended May 31, 1999 compared to three months ended May 31, 1998

         REVENUES

         The Company's revenues increased 20% to $64.0 million in the three months ended May 31, 1999 compared to $53.2 million for the same period in 1998. The $10.9 million increase is due to the inclusion of Tony Crawford Construction ("TCC"), a division of CCG, and USIS which were not included in the three months ended May 31, 1998. TCC was acquired effective March 1, 1999.

         The Company's industrial support units produced revenues of $34.9 million in the three months ended May 31, 1999 compared to $39.3 million for the same period in 1998. This reflects a decrease of 11.4% for the three months ended May 31, 1999 compared to the same period in 1998. This decrease was due to deferrals of major projects for two of the Company's industrial support units.

 The Company's specialty fabrication units produced revenues of $12.1 million in the three months ended May 31, 1999 compared to $8.0 for the same period in 1998. This reflects an increase of 51.7% for the three months ended May 31, 1999 compared to the same period of 1998.

         The Company's environmental/remediation units produced revenues of $1.0 million in the three months ended May 31, 1999 compared to $1.4 million in the same period in 1998. This reflects a decrease of 30.6% for the three months ended May 31, 1999 compared to same period in 1998.

         The Company's construction management units produced revenues of $13.6 million in the three months ended May 31, 1999 compared to $4.4 million for the same period in 1998. This increase for the three months ended May 31, 1999 compared to the same period in 1998 was primarily due to the aforementioned acquisition of TCC.

         The Company recognized revenues of $2.5 million for the consolidation of USIS in the three months ended May 31, 1999. USIS was not consolidated in the same period in 1998.

         OPERATING EXPENSES

         The Company's direct costs of revenue increased 24% to $55.1 million in the three months ended May 31, 1999 compared to $44.5 million for the Second Quarter 1998. Direct costs as a percentage of revenue increased to 86% in the three months ended May 31, 1999 compared to 84% in the three months ended May 31, 1998. Increased costs are attributable to an increase in low risk, lower margin maintenance work and construction management activity in the current quarter and lower revenues in the higher margin industrial support business. There is a focus on control of direct costs during the performance of contract and maintenance work.

         Selling, general and administrative expenses decreased 6% to $6.2 million in the three months ended May 31, 1999 compared to $6.6 million for the three months ended May 31, 1998. The Company is focused on reducing its selling, general and administrative costs in its existing businesses and at corporate.

         PROVISION FOR INCOME TAX

         During the three months ended May 31, 1999, the Company has recorded a recovery of income taxes of $12 thousand based upon an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates. For the three months ended May 31, 1998, a recovery of $0.8 million was reflected.

         Six months ended May 31, 1999 compared to six months ended May 31, 1998

         REVENUES

         The Company's revenues increased 25% to $133.2 million in the six months ended May 31, 1999 compared to $106.3 million for the same period in 1998. The $26.9 million increase is due to the inclusion of TCC, a division of CCG, and USIS which were not included in second quarter 1998. TCC was acquired effective March 1,1999.

         The Company's specialty fabrication units produced revenues of $23.3 million in the six months ended May 31, 1999 compared to $21.6 for the same period in 1998. This reflects an increase of 8% for the six months ended May 31, 1999 compared to the same period of 1998.

         The Company's environmental units produced revenues of $2.4 million in the six months ended May 31, 1999 compared to $2.9 million in the same period in 1998. This reflects a decrease of 16.2% for the six months ended May 31, 1999 compared to same period in 1998.

         The Company's industrial support units produced revenues of $68.3 million in the six months ended May 31, 1999 compared to $70.1 million for the same period in 1998. This reflects a decrease of 2.6% in the six months ended May 31, 1999 compared to the same period in 1998. This decrease was due to deferrals of major projects for two of the Company's industrial support units.

         The Company's construction management units produced revenues of $21.6 million in the six months ended May 31, 1999 compared to $11.7 million for the same period in 1998. This increase in the six months ended May 31, 1999 compared to the same period in 1998 was primarily due to the aforementioned acquisition of TCC.

         The Company recognized revenues of $17.6 million for the consolidation of USIS in the six months ended May 31, 1999. USIS was not consolidated in the same period 1998.

         OPERATING EXPENSES

         The Company's direct costs of revenue increased 30% to $111.6 million in the six months ended May 31, 1999 compared to $85.8 million for the six months ended May 31, 1998. Direct costs as a percentage of revenue increased to 83.8% in the six months ended May 31, 1999 compared to 80.7% in the six months ended May 31, 1998. Increased costs are attributable to an increase in low risk, lower margin maintenance work and construction management activity in the current quarter and lower revenues in the higher margin industrial support business. There is a focus on control of direct costs during the performance of contract and maintenance work.

         Selling, general and administrative expenses decreased 7% to $11.7 million in the six months ended May 31, 1999 compared to $12.7 million for the six months ended May 31, 1998. The Company is focused on reducing its selling, general and administrative costs in its existing businesses and at corporate.

         PROVISION FOR INCOME TAX

         During the six months ended May 31, 1999, the Company has recorded a provision for income taxes of $1.2 million based upon an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates. For the six months ended May 31, 1998, a provision of $0.6 million was reflected.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash decreased from $21.8 million on November 30, 1998 to $18.2 million at May 31, 1999. The Company utilized net cash in operating activities of $16.3 million for the six months ended May 31, 1999 compared to $6.0 million for the same period in 1998. The primary reason for the change is an increase in overall working capital in several of the Company's businesses. Accounts receivable increased from $50.1 million to $62.8 million.

         Net cash used in investing activities was $0.4 million in 1999 compared to $7.7 million in 1998. The primary use of cash in the first six months of 1998 was $5.0 million for the purchase of Dominion Bridge common stock.

         Cash flows provided by financing activities was $11.5 million in 1999 compared to $50.2 million in 1998, primarily due to proceeds from notes payable and long term debt.

         In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement provides for a revolving credit facility (the "Revolver") of up to $30 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable. The outstanding balance on the revolver is $12.1 million with unused availability of $17.9 million. The Revolver has a two-year term, subject to two automatic one year extensions at the mutual discretion of the Company and the lenders. Borrowings under the Revolver will accrue interest at a rate equal to 2% above the commercial paper rate.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         The Company is including the following cautionary statement in its Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 27a of the Securities Exchange Act of 1934 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to continue to expand through acquisitions, the availability of debt or equity capital to fund the Company's expansion program and capital requirements, the ability of the Company to manage its expansion effectively, economic conditions that could affect demand for the Company's services, the ability of the Company to complete projects profitably, severe weather conditions that could delay projects, and litigations and claims. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year, but no later than October, 1999. The total remaining cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows of the Company. Of the total project cost, approximately $1.0 million is attributable to the purchase of new software, which will be capitalized. The remaining $500,000, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations of the Company. To date, the Company has not incurred any expense for its Year 2000 project and the development of a remediation plan.

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

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year, but no later than October, 1999. The total remaining cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows of the Company. Of the total project cost, approximately $1.0 million is attributable to the purchase of new software, which will be capitalized. The remaining $500,000, which will be expensed as incurred over the next two years, is not expected to have a material effect on the results of operations of the Company. To date, the Company has not incurred any expense for its Year 2000 project and the development of a remediation plan.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LITIGATION

         See Note 6 to the Notes to Consolidated Financial Statements (unaudited) in Part I.

ITEM 2.  CHANGE IN SECURITIES

         During the second quarter, the Company issued 100,000 common shares for services and payments. The issuances of these common shares were exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On May 20, 1999, the Company held its Annual and Special Meeting of Shareholders (the "Meeting").

         The following persons were elected directors at the Meeting:

              Barry Cracower
              William A. Dimma
              Hon. Donald R. Getty
              Michael E. McGinnis
              John C. Pennie

         At the Meeting, in addition to the election of directors, the shareholders (1) appointed PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) as auditors for fiscal 1999, (2) approved a resolution amending the Company's Stock Option Plan, and (3) approved a resolution authorizing the Company to enter into private placement agreements during the twelve month period following the Meeting.

         The voting by shareholders at the Meeting was as follows:


                                                FOR         AGAINST       WITHHELD
                                                ---         -------       --------
         Elect Directors                     15,796,119                    884,952
         Appoint Auditors                    16,097,945                    169,700
         Amend Option Plan                   14,053,621    2,450,204
         Authorize Placements                 3,789,364    2,594,111


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27   Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K for an event of May 7, 1999 reporting under Item 5 thereof the completion of a Credit Agreement with General Electric Capital Corporation providing for a revolving credit facility of up to $30 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN ECO CORPORATION
                                           (Registrant)


Dated:  July 15, 1999                      /s/ Michael E. McGinnis
                                           -----------------------------------
                                               Michael E. McGinnis
                                               Chief Executive Officer


Dated:  July 15, 1999                      /s/ Michael Appling, Jr.
                                           -----------------------------------
                                               Michael Appling, Jr.
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit       Description
-------       -----------
  27          Financial Data Schedule.