Form 10-Q
period 1999-08-31
AMERICAN ECO CORP
filed 1999-10-15
CIK 868076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999
                               ---------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission File Number: 001-10621
                        ---------

                            AMERICAN ECO CORPORATION

          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        ONTARIO, CANADA                                 52-1742490
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                 154 UNIVERSITY AVENUE, TORONTO, ONTARIO M5H 3Y9
            ---------------------------------------------------------
               (Address or principal executive offices) (Zip Code)

                                 (416) 340-2727
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
     ----             ----

As of August 31, 1999, there were 21,960,180 shares of Common Shares, no par value, outstanding.

                            AMERICAN ECO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                       Page No.
                                                                                     --------
         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheet:
                  August 31, 1999 and November 30, 1998................................  3

                 Consolidated Statement of Income:
                  Three Months and Nine Months Ended August 31, 1999
                  and August 31, 1998..................................................  5

                 Consolidated Statement of Changes in Financial Position:
                  Nine Months Ended August 31, 1999
                  and August 31, 1998..................................................  6

                 Notes to Consolidated Financial Statements............................  7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................... 11


PART II. OTHER INFORMATION

         Item 1. Litigation............................................................ 17

         Item 2. Changes in Securities................................................. 17

         Item 6. Exhibits and Reports on Form 8-K...................................... 17

         Signatures.................................................................... 18

ITEM 1. FINANCIAL STATEMENTS

                                     PART I

                              FINANCIAL INFORMATION

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      (United States Dollars in thousands)
                                   (Unaudited)



                                                                      August 31,     November 30,
                                                                         1999            1998
                                                                      ----------     ------------
                                     ASSETS

CURRENT ASSETS
         Cash ...................................................     $   13,584     $   21,821
         Accounts receivable, trade, less allowance for
           doubtful accounts of $1,423 in 1999 and $1,751 in
           1998, respectively ...................................         66,147         50,793
         Current portion of notes receivables ...................          6,597          5,080
         Costs and estimated earnings in excess of billings .....         14,988         11,202
         Inventory ..............................................         19,081         23,080
         Refundable income taxes ................................          2,419          2,419
         Deferred income tax ....................................         15,990          9,464
         Prepaid expenses and other current assets ..............          9,198          4,427
                                                                      ----------     ----------
          TOTAL CURRENT ASSETS ..................................        148,004        128,286
                                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET ..............................         56,287         54,835
                                                                      ----------     ----------

OTHER ASSETS
         Goodwill, net of accumulated amortization of
           $3,558 in 1999 and $1,754 in 1998, respectively ......         32,434         30,767
         Notes receivable .......................................         23,280         17,504
         Investments ............................................          4,458         13,855
         Other assets ...........................................          5,397          5,136
                                                                      ----------     ----------
          TOTAL OTHER ASSETS ....................................         65,569         67,262
                                                                      ----------     ----------

          TOTAL ASSETS ..........................................     $  269,860     $  250,383
                                                                      ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      (United States Dollars in thousands)
                                   (Unaudited)


                                                                       August 31,      November 30,
                                                                          1999            1998
                                                                      -----------      ------------
                          LIABILITIES AND SHAREHOLDERS'
                                     EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued liabilities ...............     $    31,429      $    32,584
         Current portion of long-term debt ......................           8,193              630
         Billings in excess of costs and estimated earnings .....           6,161            3,834
                                                                      -----------      -----------
          TOTAL CURRENT LIABILITIES .............................          45,783           37,048
                                                                      -----------      -----------

LONG TERM LIABILITIES
         Senior notes ...........................................         117,580          118,000
         Long-term debt .........................................           5,853            2,689
         Line of credit .........................................          12,000               --
         Deferred income tax liability ..........................              --            1,334
         Minority interest ......................................           3,027               --
         Other liabilities ......................................             620            1,074
                                                                      -----------      -----------
          TOTAL LONG-TERM LIABILITIES ...........................         139,080          123,097
                                                                      -----------      -----------

          TOTAL LIABILITIES .....................................         184,863          160,145
                                                                      -----------      -----------

SHAREHOLDERS' EQUITY
         Share capital ..........................................          90,450           89,854
         Contributed surplus ....................................           2,845            2,845
         Cumulative foreign exchange ............................              80           (2,470)
         Retained earnings ......................................          (8,378)               9
                                                                      -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY ............................          84,997           90,238
                                                                      -----------      -----------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY...............     $   269,860      $   250,383
                                                                      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE AND NINE MONTHS ENDED AUGUST 31
                      (United States Dollars in thousands)
                                   (Unaudited)


                                                                 Three Months                           Nine Months
                                                               Ended August 31                        Ended August 31
                                                  ------------------------------------      ------------------------------------
                                                        1999                  1998                1999                1998
                                                  ---------------      ---------------      ---------------      ---------------
REVENUE .....................................     $        66,410      $        58,755      $       199,708      $       165,068
                                                  ---------------      ---------------      ---------------      ---------------
COSTS AND EXPENSES
 Direct costs of revenue ....................              57,465               43,671              169,145              129,447
 Selling, general, and administrative
   expenses .................................               6,784                6,768               18,535               19,441
 Interest expense, net ......................               2,087                1,535                6,244                3,206
 Loss on early extinguishment of debt .......                  --                   --                   --                2,400
 Litigation, severance and other
   charges ..................................              10,000                   --               10,000                   --
 Depreciation and amortization ..............               1,188                1,042                3,428                3,127
                                                  ---------------      ---------------      ---------------      ---------------
 Total operating costs ......................              77,524               53,016              207,352              157,621
                                                  ---------------      ---------------      ---------------      ---------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE PROVISION FOR
(RECOVERY OF) INCOME TAXES ..................             (11,114)               5,739               (7,644)               7,447

PROVISION FOR (RECOVERY OF) INCOME TAXES.....              (3,774)               1,951               (2,594)               2,549
                                                  ---------------      ---------------      ---------------      ---------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS ................................              (7,340)               3,788               (5,050)               4,898

LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAX RECOVERY ..................                (769)                (618)              (3,337)              (1,198)
                                                  ---------------      ---------------      ---------------      ---------------

NET INCOME (LOSS) ...........................     $        (8,109)     $         3,170      $        (8,387)     $         3,700
                                                  ===============      ===============      ===============      ===============

Basic earnings (loss) per common share
 Earnings (loss) from continuing
   operations ...............................     $         (0.33)     $          0.18      $         (0.23)     $          0.24
 Loss from discontinued operations ..........               (0.04)               (0.03)               (0.16)               (0.06)
                                                  ---------------      ---------------      ---------------      ---------------
 Net earnings (loss) per common share .......     $         (0.37)     $          0.15      $         (0.39)     $          0.18
                                                  ===============      ===============      ===============      ===============

Fully diluted earnings (loss) per
common share
 Earnings (loss) from continuing
   operations ...............................     $         (0.33)     $          0.15      $         (0.23)     $          0.20
 Loss from discontinued operations ..........               (0.04)               (0.02)               (0.16)               (0.05)
                                                  ---------------      ---------------      ---------------      ---------------
 Net earnings (loss) per common share .......     $         (0.37)     $          0.13      $         (0.39)     $          0.15
                                                  ===============      ===============      ===============      ===============

Weighted average number of shares used in
computing earnings per common share
 Basic ......................................          21,900,396           21,494,654           21,729,886           20,751,435
                                                  ===============      ===============      ===============      ===============
 Fully diluted ..............................          21,900,396           25,755,885           21,729,886           24,821,048
                                                  ===============      ===============      ===============      ===============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                       FOR THE NINE MONTHS ENDED AUGUST 31
                      (UNITED STATES DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   1999              1998
                                                                                -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) .........................................................     $    (8,387)     $     3,700
  Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Loss on early extinguishment of debt ...............................              --            2,400
       Depreciation and amortization ......................................           3,427            3,334
       Change in deferred income taxes ....................................          (4,436)             (59)
       Change in accounts receivable ......................................          (8,271)          (3,053)
       Change in notes receivable .........................................            (264)              --
       Change in costs and estimated earnings in excess of billings .......          (3,309)          (3,430)
       Change in inventory ................................................           4,074           (2,415)
       Change in prepaid expenses .........................................          (2,575)          (4,460)
       Change in other assets .............................................             171           (4,014)
       Change in accounts payable .........................................          (7,682)            (930)
       Change in billings in excess of costs and estimated earnings .......          (1,154)            (458)
       Change in other long-term liabilities ..............................            (454)            (246)
                                                                                -----------      -----------
Net cash used in operating activities .....................................         (28,860)          (9,631)
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ...............................................          (2,785)          (1,893)
       Acquisition of business, net of cash received ......................             820               --
       Increase in minority interest ......................................            (346)              --
       Proceeds from repayment of notes receivable ........................              --            7,459
       Increase in investment .............................................            (897)         (25,638)
                                                                                -----------      -----------
Net cash used in investing activities .....................................          (3,208)         (20,072)
                                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from senior notes .........................................              --          116,139
       Proceeds from notes payable and long-term debt .....................           1,624            3,908
       Proceeds from line of credit .......................................          19,748               --
       Principal payments on notes payable ................................              --          (58,927)
       Principal payments on long-term debt ...............................             (47)         (12,404)
       Stock issuance costs ...............................................             (44)             (28)
       Issuance of common stock ...........................................              --            2,685
                                                                                -----------      -----------
Net cash provided by financing activities .................................          21,281           51,373
                                                                                -----------      -----------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON
CASH.......................................................................           2,550           (3,017)
                                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH ...........................................          (8,237)          18,653

CASH AT BEGINNING OF PERIOD ...............................................          21,821            1,259
                                                                                -----------      -----------

CASH AT END OF PERIOD .....................................................     $    13,584      $    19,912
                                                                                ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1998, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the three and nine months ended August 31, 1999 are not necessarily indicative of results expected for an entire year. The November 30, 1998 balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Chempower, Inc., Specialty Management Group, Inc. /d/b/a CCG, Industra Service Corporation ("Industra"), MM Industra, Ltd. ("MMI"), Separation and Recovery Systems, Inc. ("SRS"), The Turner Group, and United Eco Systems, Inc. Since November 1998, the Company has owned approximately 81.9% of the outstanding common stock of U.S. Industrial Services, Inc. (USIS). The operating results of USIS are included in the consolidated financial statements of the Company.

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

NOTE 2.   INVENTORY

The components of inventory at August 31, 1999 and November 30, 1998 are as follows:


                                 August 31, 1999           November 30, 1998
                                 ---------------           -----------------
Raw Materials                      $    5,940                 $    8,388
Consumable Supplies                     3,139                      4,207
Finished Goods                         10,002                     10,485
                                   ----------                 ----------
                                   $   19,081                 $   23,080
                                   ==========                 ==========

NOTE 3.   U.S. INDUSTRIAL SERVICES, INC.

As of November 1998, the Company owns approximately 81.9% of the outstanding common stock of USIS. Accordingly, the operating results of USIS are included in the consolidated financial statements of the Company.

In November 1998, USIS sold the assets of J. L. Manta, Inc. and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23.0 million consisting of a combination of cash and notes.

On December 31, 1998, USIS sold the assets of P.W. Stephens Residential Inc. and transferred its liabilities to American Temporary Sanitation Inc. for $2.4 million consisting of $1.0 million in cash and a five year promissory note for $1.4 million payable quarterly through 2004, together with interest at prime rate plus 2.5% per annum. In June 1999, USIS announced a Letter of Intent to sell its P.W. Stephens, St. Louis subsidiary.

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

Sales from discontinued operations were $2,230 and $5,847 for the three months ended August 31, 1999 and 1998 and $11,142 and $17,430 for the nine months ended August 31, 1999 and 1998, respectively.

Losses from discontinued operations for the nine months ended August 31, 1999 and 1998 were $3,337 (net of $1,719 income tax benefit) and $1,198 (net of $643 income tax benefit), respectively.

Interest expense has been allocated based on intercompany debt/asset balances. After-tax interest expense of $557 has been included in the loss from discontinued operations. Discontinued operations have not been separated in the consolidated statement of cash flows; therefore, amounts for certain captions will not agree with the respective consolidated statement of operations.

NOTE 6.   LITIGATION

At August 31, 1999, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, other than disclosed below, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows.

The United States Attorney for the Middle District of Louisiana (the "US Attorney") advised Advanced Coil Industries ("ACI") a division of Chempower, Inc., a subsidiary of the Company acquired in March 1997, that ACI and several others are the subject of a Federal criminal grand jury investigation in connection with possible improper markings on coated steel which had occurred in 1994 and 1995 prior to the

Company's acquisition of Chempower. The U.S. Attorney and ACI have agreed that in the event criminal charges are filed, no criminal charges will be filed against ACI until on or after March 5, 2000. The U.S. Attorney has also advised ACI that a civil suit has been filed under seal in Baton Rouge, Louisiana in which ACI is one of several names or potential defendants alleged to have violated the Federal False Claims Act. As the civil suit was filed under seal and is unavailable for ACI's review, the Company has not had the opportunity to review the factual basis of the alleged claim nor the method by which damages might be calculated. The Company recently received a report from the U.S. Attorney setting forth its determination of the possible civil damages by all parties, including ACI. The Company is reviewing the report with respect to the methodology and the extent of involvement of ACI. However, if a potential action by the U.S. Attorney and/or under the civil action against ACI is successful, it could be material to the financial position of the Company.

On July 28, 1999, the Company and MM Industra filed an Amended Statement of Claim in the Superior Court of Justice, Ontario, Canada, against Pride International, Inc. ("Pride"), Petrodrill Offshore, Inc. ("Petrodrill") and the issuer of the performance bonds seeking the release of the performance bonds to the Company, and inter alia, damages of $50 million from Pride and Petrodrill, plus $32 million from Pride and Petrodrill for the default in the August 18, 1998 installment and $5 million which remains in an escrow account established for the first installment from Petrodrill to MM Industra, as well as the return of the unearned portion of the premium paid to the issuer of the bonds of approximately $1.4 million.

Petrodrill was to make certain installment payments to MM Industra for the construction of the two rigs. The second installment of $32 million due on August 18, 1998 was not paid, and on August 28, 1998 MM Industra notified Petrodrill that it was in default and construction ceased. Discussions were held among the parties regarding their agreements; however, no resolution was reached.

On August 17, 1999, Pride commenced an action against the Company and its wholly-owned subsidiary MM Industra Ltd. in the District Court of Harris County, Texas, arising out of Pride's interest in Petrodrill, a joint venture formed by Pride and a third party, to construct and own offshore drilling rigs known as the Amethyst rigs. Two of these rigs were to be constructed at the shipyard of Davie Industries, Inc. ("Davie") in Quebec, Canada. The Company had executed performance guarantees for the performance by Davie. Pride alleges that the Company and MM Industra made certain misrepresentations to Pride and also engaged in conduct to cause injury to Pride for which Pride, with respect to its interest in the joint venture, is seeking actual damages of at least $200 million, plus exemplary damages and costs.

NOTE 7.   LITIGATION, SEVERANCE AND OTHER CHARGES

The Company took a charge in the third quarter of 1999 primarily to write-off unrealizable assets related to the Amethyst projects. The Company is in negotiations to resolve the disputes with Pride and the issuer of the performance bonds mentioned in Note 6. The write-off is the Company's best estimate of the assets included in the accompanying balance sheet which will not be realizable. The write-offs include a portion of the cash received as down payment and now held in escrow by the Company for the Amethyst projects as well as inventory purchased for the projects which will not be retained by the Company. The Company expects the return of the entire CDN$10 million cash letter of credit it placed as collateral for the performance bond on the projects. The charge, primarily related to the above write-offs, includes certain other asset write-offs and legal expenses and approximately $1.5 million of severance costs and incremental costs related to year 2000 computer upgrades.

NOTE 8. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

In the last quarter of fiscal year 1998, the Company recorded a charge of $13.8 million related to the write-off of its investment in Dominion Bridge Corporation. The Company has no continuing involvement in Dominion Bridge Corporation. During the three months ended February 28, 1998, the Company purchased 1,923,077 shares of Dominion Bridge for $5.0 million. Under Canadian Basis, this investment was accounted for as a long-term investment and the Company had determined that an other than temporary decline in value had not occurred in this investment as of February 28, 1998. Under U.S. Basis, the Company's investment in Dominion Bridge would have been accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investment in Dominion Bridge would have been classified as an available-for-sale investment which would have required the Company to carry the investment at its market value of $3.7 million at February 28, 1998 with a difference in the Company's carrying value presented as an unrealized loss of marketable securities in shareholders' equity.

NOTE 9.   SUBSEQUENT EVENT

The Company previously disclosed that it had entered into an Option Agreement to sell substantially all of its USIS shares at a price of $1.90. This option agreement has now been terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The results of operations for the nine months ended August 31, 1999 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1998.

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

          American Eco's business has benefited from several market trends. First is the shift among industrial companies toward outsourcing maintenance and other non-core services. Companies have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, single-source providers which have broad geographic coverage. These trends have driven American Eco's acquisition strategy to consolidate regionally fragmented service providers in the United States and Canada. American Eco has realized significant growth through acquiring companies which provide services to several industries in different geographical regions. Between fiscal 1993 and fiscal 1998, the Company acquired nine businesses, including two environmental companies which were subsequently sold in August 1997. The Company's revenues and net income were $7.6 million and $0.3 million for the fiscal year ended November 30, 1993, and were $299.8 million and a loss of $30.2 million for the fiscal year ended November 30, 1998. The Company's strategy is to continue to broaden and deepen its geographic presence, expand service offerings or client base and contribute to earnings growth.

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

          At August 31, 1999, the Company operated primarily through the following first and second tier subsidiaries: C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services Inc., a Delaware corporation, the "Turner Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM Industra, Limited, a Nova Scotia, Canada corporation ("MM Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); Chempower, Inc., an Ohio corporation ("Chempower"); and Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG").

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

          Up to the point of divestiture, the operations of each of the subsidiaries of USIS are consolidated into the Company's financials. These operations produced $2.5 million of revenue for the three months ended August 31, 1999 and $20.1 million for the nine months ended August 31, 1999.

SEASONALITY AND QUARTERLY FLUCTUATIONS

          The Company's revenues from its industrial support, environmental, specialty fabrication, and construction management segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. Historically, the Company has experienced decreased activity during the first quarter of a fiscal year due to slower plant turnaround and construction activities in the refinery and power generating industries in the northern United States and Canada. This is somewhat offset by increased plant turnaround activity in the Texas Gulf Coast refining region. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one-to-two quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

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

RESULTS OF OPERATIONS

          THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1998

          Revenues

          The Company's revenues increased 13% to $66.4 million in the three months ended August 31, 1999 compared to $58.8 million for the same period in 1998. The $7.6 million increase is due to the inclusion of Tony Crawford Construction ("TCC"), a division of CCG, and USIS which were not included in the three months ended August 31, 1998. TCC was acquired effective March 1, 1999.

          The Company's industrial support units produced revenues of $31.9 million in the three months ended August 31, 1999 compared to $40.3 million for the same period in 1998. This reflects a decrease of 20.8% for the three months ended August 31, 1999 compared to the same period in 1998. This decrease was due to deferrals of major projects for several of the Company's industrial support units.

          The Company's specialty fabrication units produced revenues of $15.3 million in the three months ended August 31, 1999 compared to $8.7 for the same period in 1998. This reflects an increase of 76.4% for the three months ended August 31, 1999 compared to the same period of 1998. This increase is from the Edmonton pipe fabrication shop which opened early in 1998 and is now operating at capacity, and increased revenue at the MMI facility.

          The Company's environmental/remediation units produced revenues of $0.6 million in the three months ended August 31, 1999 compared to $1.6 million in the same period in 1998. This reflects a decrease of 62.2% for the three months ended August 31, 1999 compared to same period in 1998.

          The Company's construction management units produced revenues of $16.2 million in the three months ended August 31, 1999 compared to $8.2 million for the same period in 1998. This increase was primarily due to the aforementioned acquisition of TCC.

          The Company recognized revenues of $2.5 million for the consolidation of USIS in the three months ended August 31, 1999. USIS was not consolidated in the same period in 1998.

          Operating Expenses

          The Company's direct costs of revenue increased 32% to $57.5 million in the three months ended August 31, 1999 compared to $43.7 million for the second quarter 1998. Direct costs as a percentage of revenue increased to 87% in the three months ended August 31, 1999 compared to 74% in the three months ended August 31, 1998. Increased costs are attributable to an increase in low risk, lower margin maintenance work and construction management activity in the current quarter and lower revenues in the higher margin industrial support business. There is a focus on control of direct costs during the performance of contract and maintenance work.

          Selling, general and administrative expenses remained constant at $6.8 million in the three months ended August 31, 1999 compared to the three months ended August 31, 1998. A reduction of 7% would have been realized in the three months ended August 31, 1999, except for the consolidation of USIS. USIS was not consolidated for the three months ended August 31,1998 as the Company did not own controlling interest in USIS at that time. The Company is focused on reducing its selling, general and administrative costs in its existing businesses and at corporate.

          Litigation, Severance and Other Charges

          During the three months ended August 31, 1999, the Company has reserved $10 million for the potential settlement and resolution of its legal disputes with Petrodrill and for severance and other charges. See Note 6 to Consolidated Financial Statements (unaudited).

          Provision for Income Tax

          During the three months ended August 31, 1999, the Company has recorded a recovery of income taxes of $3.8 million based upon an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates. For the three months ended August 31, 1998, a provision of $2.0 million was reflected.

          NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1998

          Revenues

          The Company's revenues increased 21% to $199.7 million in the nine months ended August 31, 1999 compared to $165.1 million for the same period in 1998. The $34.6 million increase is primarily due to the inclusion of TCC, a division of CCG, and USIS which were not included in 1998. TCC was acquired effective March 1,1999.

          The Company's industrial support units produced revenues of $100.2 million in the nine months ended August 31, 1999 compared to $110.4 million for the same period in 1998. This reflects a decrease of 9.3% in the nine months ended August 31, 1999 compared to the same period in 1998. This decrease was due to deferrals of major projects for several of the Company's industrial support units.

          The Company's specialty fabrication units produced revenues of $38.6 million in the nine months ended May 31, 1999 compared to $30.3 for the same period in 1998. This reflects an increase of 28% for the nine months ended August 31, 1999 compared to the same period of 1998. This increase is from the Edmonton pipe fabrication shop which opened early in 1998 and is now operating at capacity, and increased revenue at the MMI facility.

          The Company's environmental units produced revenues of $3.0 million in the nine months ended August 31, 1999 compared to $4.5 million in the same period in 1998. This reflects a decrease of 33% for the nine months ended August 31, 1999 compared to same period in 1998.

          The Company's construction management units produced revenues of $37.8 million in the nine months ended August 31, 1999 compared to $19.9 million for the same period in 1998. This increase was primarily due to the aforementioned acquisition of TCC.

          The Company recognized revenues of $20.1 million for the consolidation of USIS in the nine months ended August 31, 1999. USIS was not consolidated in the same period in 1998.

          Operating Expenses

          The Company's direct costs of revenue increased 31% to $169.1 million in the nine months ended August 31, 1999 compared to $129.4 million for the nine months ended August 31, 1998. Direct costs as a percentage of revenue increased to 84.7% in the nine months ended August 31, 1999 compared to 78.4% in the nine months ended August 31, 1998. Increased costs are attributable to an increase in low risk, lower margin maintenance work and construction management activity in the current quarter and lower revenues in the higher margin industrial support business. There is a focus on control of direct costs during the performance of contract and maintenance work.

          Selling, general and administrative expenses decreased to $18.5 million in the nine months ended August 31, 1999 compared to $19.4 million for the nine months ended August 31, 1998. The Company is focused on reducing its selling, general and administrative costs in its existing businesses and at corporate.

          Litigation, Severance and Other Charges

          During the nine months ended August 31, 1999, the Company has reserved $10 million for the potential settlement and resolution of its legal disputes with Petrodrill and for severance and other charges. See Note 6 to Consolidated Financial Statements (unaudited).

          Provision for Income Tax

          During the nine months ended August 31, 1999, the Company has recorded a recovery of income taxes of $2.6 million based upon an effective tax rate of 34%. The effective tax rate was computed based on the statutory U.S. and Canadian federal income tax rates, state and provincial tax rates. For the nine months ended August 31, 1998, a provision of $2.5 million was reflected.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash decreased from $21.8 million on November 30, 1998 to $13.6 million at August 31, 1999. The Company utilized net cash in operating activities of $28.9 million for the nine months ended August 31, 1999 compared to $9.6 million for the same period in 1998. The primary reason for the change is an increase in overall working capital in several of the Company's businesses. Accounts receivable increased from $50.8 million to $66.1 million.

          Net cash used in investing activities was $3.2 million in 1999 compared to $20.1 million in 1998. The primary use of cash in the first nine months of 1998 was $5.0 million for the purchase of Dominion Bridge common stock and other monies invested therein.

          Cash flows provided by financing activities was $21.2 million in 1999 compared to $51.4 million in 1998, primarily due to proceeds from notes payable and long-term debt.

          In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement provides for a revolving credit facility (the "Revolver") of up to $30 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable. The outstanding balance on the revolver is $19.7 million with an unused commitment of $10.3 million and availability of $3.0 million. The Revolver has a two-year term, subject to two automatic one-year extensions at the mutual discretion of the Company and the lenders. Borrowings under the Revolver accrue interest at a rate equal to 2% above the commercial paper rate.

          The Company's cash requirements consist of working capital needs, obligations under its leasing and promissory notes, and funding for potential acquisitions. The Company believes that its current cash position, the expected cash flow from operations, and the availability under its line of credit should be sufficient throughout the next 12 months to finance its working capital needs, planned capital expenditures, debt service requirements and acquisition strategy.

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

          The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project no later than November 1999. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows of the Company. Of the total project cost, approximately $1.0 million is attributable to the purchase of new software, which will be capitalized. The remaining $500,000, which will be expensed as incurred, is not expected to have a material effect on the results of operations of the Company.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LITIGATION

         See Note 6 to the Notes to Consolidated Financial Statements (unaudited) in Part I.

ITEM 2.  CHANGE IN SECURITIES

         During the third quarter, the Company issued 250,000 common shares in connection with an acquisition. The issuance of these common shares was exempt from registration under the Securities Act of 1933, as amended by virtue of
Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27 Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K for an event of August 17, 1999 reporting under Item 1 thereof the notification that Pride International, Inc. had commenced an action against the Company and its wholly-owned subsidiary MM Industra Ltd. in the District Court of Harris County, Texas, arising out of Pride's interest in Petrodrill Offshore, Inc., a joint venture formed to construct and own offshore drilling rigs known as the Amethyst rigs. See Note 6 to the Notes to Consolidated Financial Statements (unaudited) in Part I.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN ECO CORPORATION
                                       (Registrant)


Dated:  October 15, 1999               /s/ Michael E. McGinnis
                                       -------------------------------
                                       Michael E. McGinnis
                                       Chief Executive Officer


Dated:  October 15, 1999               /s/ Michael Appling Jr.
                                       -------------------------------
                                       Michael Appling Jr.
                                       Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27            Financial Data Schedule.