Form 10-K
period 1999-11-30
AMERICAN ECO CORP
filed 2000-03-07
CIK 868076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    ------------------

                         COMMISSION FILE NUMBER 0-10621
                                                -------

                            AMERICAN ECO CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         ONTARIO, CANADA                                          52-1742490
---------------------------------                            -------------------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 154 UNIVERSITY AVENUE, TORONTO, ONTARIO M5H 3Y9
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (416) 340-2727
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

                                              Name of each exchange on
     Title of each class                         which registered
     -------------------                      ------------------------
           None                                        None

Securities registered pursuant to Section 12(g) of the Act.

                           COMMON SHARES, NO PAR VALUE
                             SHAREHOLDER RIGHTS PLAN
                           ---------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At January 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $18,534,572, and the number of Common Shares outstanding of the Registrant was 21,960,394.

     Documents Incorporated in Reference: None

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                PAGE

PART I
         Item 1.  Business......................................................................................  3
         Item 2.  Properties.................................................................................... 14
         Item 3.  Legal Proceedings............................................................................. 15
         Item 4.  Submission of Matters to a Vote of Security Holders........................................... 15

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................... 16
         Item 6.  Selected Financial Data....................................................................... 16
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......... 17
         Item 8.  Financial Statements and Supplementary Data................................................... 23
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 53

PART III
         Item 10.  Directors and Executive Officers of the Registrant........................................... 54
         Item 11.  Executive Compensation....................................................................... 57
         Item 12.  Security Ownership of Certain Beneficial Owners and Management............................... 60
         Item 13.  Certain Relationships and Related Transactions............................................... 61

PART IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................. 63

                                     PART I

Unless otherwise indicated all dollar amounts are in United States dollars. For a statement regarding forward looking statements contained herein, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Information Regarding Forward Looking Statements."

ITEM 1. BUSINESS

GENERAL

     American Eco Corporation (the "Company" or "American Eco") through its subsidiaries is a leading provider of industrial outsourcing which includes specialty fabrication and environmental services to principally three industry groups in the United States and Canada: (i) energy, (ii) pulp and paper and
(iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers outsourcing solutions for an extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. The Company's specialty fabrication services include the construction of decks, well jackets and modules for offshore oil and gas platforms, the fabrication of piping, pressure vessels, boiler tube bundles, and other equipment used in process industries, as well as the erection of structural steel support systems. The Company also manufactures, sells, installs and operates SAREX(R) oil filtration and separation systems worldwide. Its environmental services include diversified waste recycling and other material handling processes.

     The Company has strategically positioned itself as a consolidator of outsourcing services, which can be performed by the Company with greater efficiency, safety and cost-effectiveness. By outsourcing support services, the Company's customers can focus on their core manufacturing processes, reduce operating costs, improve safety and conserve human and capital resources.

     American Eco's business has benefited from several market trends. First is the shift among industrial companies toward outsourcing maintenance and other non-core services. Companies have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, outsource providers which have broad geographic coverage. These trends had driven American Eco's acquisition strategy to consolidate regionally fragmented service providers in the United States and Canada. American Eco has realized significant growth through acquiring companies which provide services to several industries in different geographical regions. The Company's strategy is to focus on its operating subsidiary's profitability and future growth.

     American Eco believes it has achieved a competitively advantaged position in the industrial outsourcing services, environmental services, and construction management services markets it serves by consistently providing high-quality, cost-effective services on a safe and timely basis. The Company's key competitive strengths include: (i) long-standing customer relationships, (ii) an outstanding safety and quality record, (iii) a broad offering of value-added services and capabilities, (iv) the ability to provide its services in the United States and Canada and (v) an experienced management team in the field and at the corporate level. However, the Company is dependent upon the business cycles of the industry groups to which it provides the outsourcing services.

     During 1999, the Company recorded certain asset impairment, litigation, and other charges that management believes are not reflective of the Company's core or on-going business activities and are viewed by management as non-recurring. The total expense is $29.3 million and the major components are listed as follows: 1) Write-off of UKstar note receivable $8.0 million; 2) capitalized lease-hold improvements $0.5 million; 3) inventory write-down $0.5 million; 4) litigation charges of $13.8 million including charges related to the Petrodrill/Amethyst contract of $10.9 million, and a reserve placed for settlement of the U.S. Attorney v. ACI proceeding (see Note 21 to the Consolidated Financial Statements), 5) failed acquisition costs primarily related to U.S. Industrial Services, Inc. ("USIS") of $1.0 million, and 6) severance and miscellaneous other asset impairments of $5.5 million.

     During 1998, the Company recorded charges related primarily to certain investments in Dominion Bridge Corporation ("Dominion Bridge") and certain of its subsidiaries all of which filed under the Canadian Bankruptcy and Insolvency Act in August 1998, to an impairment in its investment in USIS, and to severance costs of $3.2 million relating primarily to changes in senior management positions both at the corporate offices and at certain subsidiaries. In addition, management recorded charges of $4.6 million related to certain single project joint ventures during the fourth quarter which were not anticipated by management or the joint ventures.

     Effective March 1, 1999, the Company acquired Protective Sealing, Inc., d/b/a Tony Crawford Construction ("Tony Crawford Construction"), as a division of Specialty Management Group, Inc. As of December 1, 1999, the Company acquired MidAtlantic Recycling Technologies, Inc., a provider of environmental services.

     In May 1999, Mr. Matthew D. Hill was promoted to Chief Operating Officer from Senior Vice President of Operations. As of June 1, 1999, Michael Appling Jr. became Chief Financial Officer. And in January 2000, Todd Quattlebaum joined the Company as Vice President of Operations.

     In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement as amended provides for a collateralized revolving credit facility (the "Revolver") of up to $30 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable. The Revolver has a two-year term, subject to two automatic one year extensions at the mutual discretion of the Company and the lenders. Borrowings under the Revolver accrue interest at a rate equal to 4% above the commercial paper rate. The revolver is collateralized by the Company's accounts receivables, inventory, and most of the owned properties are mortgaged as security.

     During fiscal year 1999, the Company strengthened its focus on its core businesses by deciding to sell its engineering and switchgear businesses.

     At January 31, 2000, the Company operated primarily through the following first and second tier wholly-owned subsidiaries: C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services Inc., a Delaware corporation, the "Turner Group"); Lake Charles Construction Company, a Louisiana corporation ("Lake Charles Construction" and, together with its wholly-owned subsidiaries, the "Lake Charles Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra Service"); MM Industra Limited, a Nova Scotia, Canada corporation ("MM Industra"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); Chempower, Inc., an Ohio corporation ("Chempower"); Specialty Management Group, Inc., d/b/a CCG, a Texas corporation ("CCG"), and MidAtlantic Recycling Technologies, Inc., a Delaware corporation ("MART"). During 1999, the Company also operated through its 82% owned subsidiary USIS.

BUSINESS STRATEGY

     The Company's objectives are to continue to strengthen and broaden its position as a leading provider of industrial outsourcing services, environmental services, and construction management services to the energy, pulp and paper, power generation and retail industries in North America, and thereby, increase cash flow and profitability. To achieve these objectives, the Company is pursuing the following business strategies:

     Strengthen Competitive Position in Growing Outsourcing Market. Management believes that participants in the energy, pulp and paper, power generation and retail industries, in an effort to remain competitive, will continue to increase their reliance on independent contractors to provide support and outsourcing services. Management is expanding the Company's capabilities to provide its customers an outsourcing solution for their support services and industrial needs. As part of this strategy, the Company announced that it is going to seek shareholder approval for a change of name to "Global Outsourcing Corporation" as it is more descriptive of the Company's business.

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

     Acquire Complementary Service Businesses. The Company evaluates, on an ongoing basis, potential acquisitions of complementary businesses in an effort to further strengthen and broaden its outsourcing service offering, and to expand its customer base and geographic presence. Management believes that the industrial outsourcing services, environmental services, and construction management services markets are fragmented markets which are entering a period of consolidation due to: (i) customer demand for greater breadth and quality of service, (ii) the need to service multiple customer facilities, thus enabling the customer to reduce its vendor relationships, and (iii) the increased importance of established safety and environmental compliance records. These factors have increased the necessary economies of scale and scope in the support services and specialty fabrication markets, eroded the competitiveness of smaller industry participants, and increased the barriers to entry for new competitors. The Company has only pursued selected acquisitions that complement its existing business units during this fiscal year.

DEVELOPMENT OF THE BUSINESS

     The Company was organized under the laws of Ontario, Canada in 1969 and entered the environmental business in 1987 under the name ECO Corporation. Between 1987 and 1992, the Company developed and marketed certain environmental technologies, including commercial and residential food waste composting systems. The Company discontinued its composter operations, which resulted in the eventual write-down or sale of substantially all of the assets associated with such operations by 1993. Since 1993, the Company has entered its current lines of business and has grown substantially through acquisitions of other companies. In fiscal 1997, the Company sold its subsidiaries Eco Environmental Inc. ("Eco Environmental") and Environmental Evolutions, Inc. ("Environmental Evolutions") which significantly reduced the Company's involvement in asbestos remediation services. In fiscal 1999, the Company strengthened its focus on its core businesses by deciding to sell its engineering and switchgear businesses, acquiring Tony Crawford Construction as a division of CCG, who provides nationwide services as a retail finish-outsourcing contractor, and in December 1999, acquiring MART, a provider of environmental services.

ACQUISITIONS

     In November 1993, the Company purchased the operating assets and businesses of the Turner Group, which is located in Port Arthur, Texas and provides construction, maintenance, demolition, fabrication, and industrial outsourcing services to petroleum and petrochemical refineries in the Southwest United States. Management believes that as a result of the acquisition of the Turner Group, the Company is well positioned to provide industrial outsourcing services to the petroleum and petrochemical refining industry. The Turner Group has a 55-year operating history and is located in the region that has the largest crude refinery capacities in the United States.

     In June 1994, the Company acquired Cambridge, a construction management company located in Dallas, Texas which provides project management consulting services to small contractors. At this time, Cambridge is not active.

     In July 1995, the Company acquired the Lake Charles Group, a construction company located in Lake Charles, Louisiana. The Lake Charles Group commenced operations in 1986 and provides general contracting, industrial outsourcing, heating and air conditioning and industrial sheet metal services to commercial and light industrial clients.

     Effective May 31, 1996, the Company acquired United Eco, a construction company which is headquartered in High Point, North Carolina and provides environmental contracting, remediation, waste water, ground contamination treatment and recycling services to clients primarily in the eastern and southeastern regions of the United States. United Eco operates two thermal desorption treatment units.

     Effective July 1, 1996, the Company acquired SRS, which is based in Irvine, California. SRS manufactures and distributes a proprietary line of SAREX(R) oil filtration and separation systems. There are approximately 30,000 such systems currently installed in one-half of the world's oil and petrochemical tankers as well as in major oil refineries.

     Effective July 22, 1996, the Company acquired Industra Service, which is based in Vancouver, British Columbia, Canada. Industra Service provides industrial outsourcing services and speciality fabrication services to the pulp and paper and petroleum and petrochemical refining industries principally in western Canada and the northwestern United States.

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

     On March 4, 1997, the Company completed its acquisition of Chempower, a manufacturing, construction and environmental services company for the power generation and chemical processing industries, headquartered in Canton, Ohio.

     On September 1, 1997, the Company acquired CCG, a provider of maintenance and construction management services to commercial and retail clients throughout Canada and the United States. CCG has developed a proprietary management information software system.

     Effective November 30, 1998, the Company increased its ownership in USIS from 21% to 82%. The USIS Common Stock is traded on the OTC Bulletin Board. In November 1998, USIS sold the assets, subject to the related liabilities, of its subsidiary J.L. Manta, Inc., and in December 1998, USIS sold the assets, subject to the related liabilities, of its P.W. Stephens Residential Inc. subsidiary. USIS is engaged in asbestos abatement and waste recycling through its wholly-owned subsidiary P.W. Stephens Services, Inc. in the Midwest and Northwest. In May 1998 following USIS' recapitalization, the Company held certain promissory notes (the "Notes") of USIS consisting of outstanding principal and interest in the aggregate amount of $18.9 million. The outstanding amount of the Notes were reduced by $1 million, representing the purchase price for 1,000,000 shares. The Notes were convertible into shares of USIS Common Stock at a price equal to 85.0% of the five day weighted average price of such shares immediately preceding the conversion date. As of July 24, 1998, the Company sold the Notes to USIS Acquisition, L.L.C. (the "Holder"), an unrelated entity, for $5.0 million in cash and a collateralized promissory note for $12.9 million payable on January 29, 1999. The Holder converted the Notes into 5,295,858 shares of USIS Common Stock, and collateralized its promissory note to the Company with a pledge of the 5,295,858 shares. In November 1998, the Holder advised the Company that the Holder would not be able to pay its note at maturity, and the Company took ownership of the pledged shares in discharge of the Holder's note. USIS is seeking strategic business opportunities or acquisitions to enhance shareholder value.

     Effective March 1, 1999, the Company purchased Tony Crawford Construction, as a division of CCG, which provides nationwide services as a retail finish-outsourcing contractor.

     Effective December 1, 1999, the Company acquired all of the outstanding shares of MART located in Vineland, New Jersey. MART is a fixed-based facility that recycles refinery affuents, manufactured gas plant wastes, and other process waste streams. In November 1997, the Company sold its 50% interest in MART to George E. Phillips Holdings, Ltd. for cash and a note receivable collateralized by 50% of the issued and outstanding shares of common stock of MART. The acquisition was facilitated by calling the unpaid balance of the note to obtain the 50% interest from George E. Phillips Holdings and the purchase of the other 50% interest for cash and notes from an unrelated third party.

OVERVIEW OF BUSINESS AND GEOGRAPHICAL SEGMENTS

     The Company has pursued a strategy of becoming a consolidator of outsourcing services to the energy, pulp & paper, power generations, and construction management service industries in the United States and Canada. Within this general line of business, the Company provides industrial outsourcing, environmental, and construction management services.

     The following table provides information with respect to the Company's principal business segments.

                                         INDUSTRIAL                         CONSTRUCTION
                                         OUTSOURCING      ENVIRONMENTAL      MANAGEMENT
                                         SERVICES(1)       SERVICES(2)       SERVICES(3)
                                         ----------        ----------        ----------
                                                         (IN THOUSANDS)

FISCAL 1999
Revenue ..........................       $  171,619        $   33,322        $   53,136
Operating loss ...................          (23,831)           (2,689)           (4,990)
Depreciation and amortization ....            4,558               657               607
Capital expenditures .............            2,515               700               123

FISCAL 1998
Revenue ..........................       $  233,193        $   14,115        $   29,181
Operating loss ...................          (24,119)              (78)           (2,416)
Depreciation and amortization ....            3,565               569               590
Capital expenditures .............           10,066             1,456               272

FISCAL 1997
Revenue ..........................       $  144,904        $   38,757        $   10,496
Operating earnings ...............           11,732             7,114               256
Depreciation and amortization ....            3,664               964               410
Capital expenditures .............            1,677             1,408                49

(1) Specialty fabrication has been consolidated under the industrial outsourcing services sector. Revenues of Chempower were recognized commencing March 1, 1997.

(2) The sale of Eco Environmental and Environmental Evolutions on August 31, 1997 significantly reduced the operating results of the environmental services segment in 1998. Beginning December 1, 1998, the consolidation of USIS financials increased the activity of the environmental services segment during fiscal 1999. The following USIS subsidiaries were included for the time period indicated during fiscal 1999: P.W. Stephens Residential, Inc. - three months; Atnam, Inc. - two months; and P.W. Stephens Services, Inc. - twelve months.

(3) Revenues from CCG were recognized commencing September 1, 1997 and revenues from Tony Crawford Construction were recognized commencing March 1, 1999.

     The following table provides information with respect to the geographic segmentation of the Company's business.

                                                  CANADA         UNITED STATES
                                                ----------       -------------
                                                       (In thousands)

FISCAL 1999
Revenue .................................       $   79,930        $  178,147
Operating loss ..........................          (10,095)          (21,415)
Depreciation and amortization ...........              880             4,942
Capital expenditures during the year ....            2,356               982

FISCAL 1998
Revenue .................................       $  123,056        $  153,433
Operating loss ..........................           (6,123)          (20,490)
Depreciation and amortization ...........              480             4,244
Capital expenditures during the year ....            9,160             2,634

FISCAL 1997
Revenue .................................       $   50,835        $  143,322
Operating earnings ......................            6,503            12,599
Depreciation and amortization ...........            1,223             3,815
Capital expenditures during the year ....              332             2,802

PRINCIPAL INDUSTRIES SERVED BY THE COMPANY

     ENERGY

         The Company provides industrial outsourcing services including specialty fabrication to the energy industry, with particular focus on (i) petroleum refineries, (ii) petrochemical and chemical facilities and (iii) the offshore oil and gas industry in North America.

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

         Petroleum refiners repair and replace process equipment and piping systems on an on-going basis in order to maintain the operability and efficiency of their facilities, and to ensure that such facilities comply with current safety and environmental regulations. Refinery maintenance projects vary in scope from routine repairs to major capital improvements and turnarounds which require the shutdown of certain operating units or the entire refinery. In addition to routine maintenance, refiners periodically undertake capital improvement projects to refurbish their facilities. Such projects can require from six months to three years to complete depending upon the type, utilization rate, and operating requirements of the particular refinery.

         In the Company's operating region along the U.S. Gulf Coast, there is an aggregate of approximately 6.8 million barrels of crude oil distillation capacity, which accounts for approximately 42% of total U.S. crude oil distillation capacity.

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

         Canadian Offshore Oil and Gas. Recent offshore oil and gas activity in eastern Canada has concentrated on the development of the Hibernia and Terra Nova fields, and Sable Island. The Company fabricated nine utility shaft modules for the Hibernia field and delivered production well jackets to Sable Island. The alliance which is developing Sable Island has committed that it will perform the majority of the fabrication work for the project in the Province of Nova Scotia. The Company operates the only facilities in Nova Scotia capable of fabricating the production of well jackets, decks and certain other components of these offshore platforms. Management believes that Sable Island will generate significant fabrication and maintenance revenues for the Company over the next three years.

     PULP AND PAPER

         The pulp and paper industry experienced severe pricing pressure from the fall of 1995 through the spring of 1997 due principally to overbuilt customer inventories caused by substantial price hikes during the period from mid-1994 to the fall of 1995. As a result of this pricing pressure, many plant managers deferred maintenance and canceled capital expenditure projects. The American Forest & Paper Association's annual capacity survey projects capacity growth is expected to increase 1.1% in 2000, 0.7% in 2001, and 0.4% in 2002; but suggests pulp and paper producers are taking a more conservative view toward pulp and paper demand growth. In November 1997, the U.S. Environmental Protection Agency (the "EPA") issued the Cluster Rule which is an integration of the Federal Clean Air and Clean Water Acts. The Cluster Rule imposes stricter environmental regulations on the pulp and paper industry through the reduction of pollutants generated by using elemental chlorine free bleaching technologies which rely on chlorine dioxide rather than pure chlorine.

     POWER GENERATION

         As the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulates the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, the electric utility industry in the United States has become increasingly competitive. Utilities are attempting to reduce their operating costs in order to produce power at competitive market rates, and are accomplishing this, in part, by deferring repairs and refurbishing their existing power stations. In the near term, such deferred maintenance may reduce the amount of available outside contract business. However, in the longer term, utility companies may make necessary repairs in a manner similar to the evolution of outsourcing in the petroleum refining industry.

INDUSTRIAL OUTSOURCING SERVICES

         The Company provides industrial outsourcing services which includes specialty fabrication to clients in the petroleum and petrochemical refining, power generation and forest products industries through the Turner Group, the Lake Charles Group, Industra Service, Chempower and MM Industra. The industrial outsourcing service business segment generated approximately 66.5% of the Company's revenues during fiscal 1999.

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

         Industrial Fabrication. The Company owns and operates approximately 900,000 square feet of facilities in North America where it fabricates piping, power boiler assemblies, pressure vessels, reactors, drums, towers, precipitators, heater coils and other equipment used in process industries. The Company also performs emergency fabrication as necessary. In many instances, facilities are operated 24-hours a day to assist a turnaround project.

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

         ASME Code Stamp. Most of the Company's subsidiaries are qualified to perform welding services on equipment that contain American Society of Mechanical Engineer ("ASME") stamps. State agencies and insurance companies typically require that ASME-certified welders perform services on ASME-coded equipment.

         Instrumentation and Electrical. These services include lighting, power and instrumentation wiring for electrical systems up to 5,000 volts, and the installation, termination, troubleshooting and commissioning of transformers and associated control and monitoring equipment. The Company is qualified to calibrate and commission both electrical and pneumatic instrument systems. The Turner Group has had extensive experience with the conversion and physical design of distribution control systems.

         Bus Ducts and Sheet Metal. The Company's manufacturing services include the fabrication of bus ducts for utilities, chemical and other industrial and commercial customers. Chempower also manufacturers custom sheet metal products which include metal casings for use in the telecommunications, gaming and electronics industries.

         Structural Steel Outsourcing Systems. The Company fabricates and erects, according to customer specifications, structural steel support systems such as pipe racks.

ENVIRONMENTAL SERVICES

         The Company provides environmental and waste services through United Eco, MART, USIS, and SRS. Remediation includes the on-site clean-up and treatment of hazardous and non-hazardous organic and inorganic contaminants utilizing a number of technologies. Waste services include removal, encapsulation, stabilization, treatment and disposal services. The environmental services business segment generated approximately 12.9% of the Company's revenues during fiscal 1999. In fiscal 1997, the Company sold Eco Environmental and Environmental Evolutions effective as of August 31, 1997 as part of the Company's strategic plan to reduce its focus on asbestos remediation services.

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

         Oil Separation and Removal Systems. SRS manufactures, sells, installs and operates the SAREX(R) process, an integrated, three phase, oily water processing treatment system that combines centrifugal technology for sludge dewatering and oil recovery. This process is currently utilized by hydrocarbon processing customers in the United States, France, South Africa, Venezuela, and Singapore. Over 30,000 SAREX(R) oil separation and removal systems have been installed in oil tankers and petroleum refineries around the world.

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

CONSTRUCTION MANAGEMENT SERVICES

         The Company provides construction management services to a national network of retailers with solid development and growth histories. The capabilities include tenant improvement, renovations, additions and design build services. With the growing emphasis on renovations and additions to existing properties, the Company's clients, which are various national retail chains as well as regional and local developers, have shifted their focus to rehabilitation. These clients have embarked on programs to modernize existing facilities to remain competitive and aesthetically pleasing to its customers. The Company's focus is on fast track projects that require attention to detail and comprehensive scheduling methods, along with onsite professional project management. The construction management services segment generated approximately 20.6% of the Company's revenues during fiscal 1999.

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

         The sales staff, operations managers and business development personnel of each of the Company's subsidiaries are familiar with the capabilities of all the Company's subsidiaries. The Company trains its personnel to identify cross-selling opportunities and integrate the breadth of the Company's services into each bid proposal. This provides the customer a more comprehensive portfolio of services. The Company's cross-selling initiatives have resulted in several successful projects which have involved multiple operating subsidiaries of the Company and the performance of services internally which were historically performed by third parties. The Company is attempting to cross-sell its services so that it may win larger, single-source turnkey projects. In fiscal 1997, the Company obtained a contract to fabricate and erect a 850-ton bulk material ship loader in Port Moody, British Columbia. MM Industra fabricated the "bridge" and other components of the ship loader, while Industra Service completed the final assembly, erection, testing and commissioning of the ship loader. In January 1998, SRS assigned all of its fabrication of SAREX(R) units to MM Industra in Halifax. Proposals have been submitted for projects employing one or more of the Company's subsidiaries. The Company has also entered into strategic alliances with key technology suppliers in an effort to position itself for larger contracts.

         The Company also enters into partnering arrangements and strategic alliance with its customers, whereby the Company participates in the pre-planning stages of projects. This early involvement by the Company enhances its knowledge of the customers' needs.

         The Company, through its SRS subsidiary, has entered in three strategic alliances with established companies in Venezuela, France, and South Africa. These alliances have enhanced the Company's ability to grow its other outsourcing businesses internationally by providing the Company an international presence.

COMPETITION

         The market for industrial outsourcing services, including specialty fabrication, is highly competitive with numerous companies of various sizes, geographic presence and capabilities participating. Management believes that the typical provider of industrial outsourcing services in North America is a small- to medium-sized company that serves customers in one region, and offers a limited range of services. The Company competes with numerous small, independent contractors in the environmental and construction management sectors which, collectively, have a significant overall share of the market for these services. Certain of the Company's competitors have greater financial resources or offer specialized technologies or services not provided by the Company. Management believes that none of the Company's competitors match the Company's geographic diversity and breadth of services. The principal competitive factors for industrial outsourcing services are price, quality, scope of services offered, and safety.

RESEARCH AND DEVELOPMENT

         The Company does not have a research and development program. However, when required for specific applications the Company obtains technology licenses or partnering agreements.

CUSTOMERS

         During fiscal 1999, the Company generated approximately 66.5% of its revenues from industrial customers in general and 31.9% of its revenues from customers in the petroleum and petrochemical refining business in particular. Grenadier Properties, Bantrel Inc. (agent for Suncor), Huntsman Chemical, Sable Offshore Energy, and Aalborg Industries together accounted for approximately 25.0% of the Company's total revenues in fiscal 1999, compared to 40.2% of revenues from its top five customers in fiscal 1998. Grenadier Properties accounted for approximately 7.0% of the Company's fiscal 1999 revenues, and Bantrel Inc. (agent for Suncor) accounted for approximately 6.9% of the Company's fiscal 1999 revenues. No other customer accounted for more than 5% of the Company's revenues in fiscal 1999. Management believes that the Company's continued efforts to expand and diversify its customer base should reduce the Company's dependence on certain key customers.

BACKLOG

         At November 30, 1999, the Company's backlog was approximately $280.0 million, compared to approximately $275.0 million of backlog for such contract work at November 30, 1998. Backlog represents the amount of revenue that the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

EMPLOYEES

         At January 31, 2000, the Company employed approximately 255 full-time employees and 1,571 hourly workers. Total employment levels ranged from approximately 1,407 to 2,840 workers per week during fiscal 1999. The Company's experience has been that hourly-rate employees are generally available over an extended period of time in the quantity, and at the skill levels necessary for its projects. Some of the employees are covered by union contracts expiring at various dates. The Company has not experienced a significant work stoppage and considers its employee relations to be good.

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

ITEM 2. PROPERTIES

         The location, ownership, primary use and approximate square footage of the facilities of the Company are set forth in the following table. The principal administrative offices of the Company are maintained in Toronto, Canada and Houston, Texas. The Company owns 13 facilities and leases an additional 14 facilities in the United States and Canada. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space would be available as needed to accommodate any expansion of operations.

                                                                                                APPROXIMATE
                                                                             PRIMARY            SQUARE FEET
         BUSINESS UNIT AND SITE LOCATION               OWNERSHIP             USE (1)           OF FLOOR SPACE
         -------------------------------               ---------             -------           --------------
AMERICAN ECO
     Toronto, Ontario............................       Leased                 Adm.                  3,000
     Houston, Texas..............................       Leased                 Adm.                 14,000
CCG
     Dallas, Texas...............................       Leased                 Adm.                 12,292
     Dallas, Texas...............................       Leased              Adm./Whse                7,000
     Rockwall, Texas.............................       Leased                 Adm.                  1,000
CHEMPOWER
     Canton, Ohio................................       Owned               Adm./Mfg.              205,000
     Cincinnati, Ohio............................       Owned              Adm./Const.              25,000(4)
     Las Vegas, Nevada...........................       Leased              Adm./Fab.               47,000
     Washington, Pennsylvania....................       Owned            Adm./Const./Fab.          112,000(2)
     Waverly, Tennessee..........................       Owned            Adm./Const./Mfg.           95,000
     Winfield, West Virginia.....................       Owned              Adm./Const.              90,000
INDUSTRA SERVICE
     Edmonton, Alberta...........................       Leased          Adm./Const./Fabr.           50,000
     New Westminster, British Columbia...........       Owned         Adm./Const./Mfg./Fabr.        74,000
     Portland, Oregon............................       Leased           Adm./Const./Eng.           22,000
     Gresham, Oregon.............................       Leased                 Adm.                 18,049
LAKE CHARLES GROUP
     Lake Charles, Louisiana.....................       Owned           Adm./Const./Fabr.           10,000
MART
     Vineland, New Jersey........................       Leased             Adm./Therm.              17,550
MM INDUSTRA
     Dartmouth, Nova Scotia......................       Owned               Adm./Fab.               60,000
     Dartmouth, Nova Scotia......................       Owned              Fab./Const.             110,000
     Pictou, Nova Scotia.........................       Owned              Fab./Const.              85,000
SRS
     Irvine, California..........................       Leased            Adm./Mfg./Eng.            24,000
TURNER GROUP
     Bridge City, Texas..........................       Owned               Adm./Fabr.               2,700
     Port Arthur, Texas..........................       Owned            Adm./Const./Fab.           61,400(3)
     Lufkin, Texas...............................       Leased                 Adm.                  1,600
UNITED ECO
     Highpoint, North Carolina...................       Owned           Adm./Const./Remed.           7,500
     Apex, North Carolina........................       Leased                 Adm.                  5,000(4)
     Blacksburg, Virginia........................       Leased                 Lab.                  5,000(4)

----------------

(1) Adm. = Administration; Const. = Construction warehouse; Mfg. = Manufacturing facility; Fabr. = Fabrication facility; Ther. = Thermal facility; Eng. = Engineering facility; Remed. = Remediation facility; Lab. = Laboratory; Whse. = Warehouse.

(2) Amount includes approximately 30,000 square feet of floor space leased to unaffiliated tenants.

(3) This facility is situated on 9.1 acres and contains 29,500 square feet of office and warehouse space and 31,900 square feet of covered fabrication area. The facility also consists of 22.7 acres of raw land.

(4)  This facility is 100% subleased to a third party.

         Most of the owned properties are mortgaged as security for the Company's line of credit.

ITEM 3. LEGAL PROCEEDINGS

         The United States Attorney for the Middle District of Louisiana (the "US Attorney") advised Advanced Coil Industries ("ACI") a division of Chempower, a subsidiary of the Company acquired in March 1997, that ACI and several others are the subject of a Federal criminal grand jury investigation in connection with possible improper markings on coated steel used on highway construction projects in Louisiana. The alleged improper markings occurred in 1994 and 1995, prior to the Company's acquisition of Chempower. The U.S. Attorney and ACI have agreed that in the event criminal charges are filed, no criminal charges will be filed against ACI until on or after March 5, 2000. The U.S. Attorney has also advised ACI that a civil suit has been filed under seal in Baton Rouge, Louisiana in which ACI is one of several names or potential defendants alleged to have violated the Federal False Claims Act. As the civil suit was filed under seal and is unavailable for ACI's review, the Company has not had the opportunity to review the factual basis of the alleged claim nor the method by which damages might be calculated. In May 1999, the Company received a report from the U.S. Attorney setting forth its determination of the possible civil damages by all parties, including ACI. The Company is reviewing the report with respect to the methodology and the extent of involvement of ACI. However, if a potential action by the U.S. Attorney and/or under the civil action against ACI is successful, it could be material to the financial position of the Company.

         The Company and its operating subsidiaries are currently involved in various other claims and disputes in the normal course of business. Management believes that the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows except as disclosed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of shareholders during the last quarter of fiscal 1999 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PUBLIC MARKET FOR COMMON SHARES

         The Company's Common Shares are traded on The Toronto Stock Exchange and the Nasdaq National Market under the trading symbols ECX and ECGO, respectively. On May 6, 1999, the Company announced a symbol change from ECGOF to ECGO. As of January 31, 2000, there were 726 shareholders of record. The Company believes that the number of beneficial holders is significantly greater than the number of record holders as a large number of shares are held of record in nominee or broker names.

         The following table provides the quarterly high ask and low bid prices for the Company's Common Shares on the Nasdaq National Market and The Toronto Stock Exchange for the two years ended November 30, 1999

                                                   NASDAQ            TORONTO STOCK
                                              NATIONAL MARKET          EXCHANGE
                                                    (US$)               (CDN$)
                                              HIGH         LOW
                                               ASK         BID     HIGH        LOW
                                              ------      -----    ------     ------

Fiscal year ended November 30, 1999
     First quarter........................    $ 2.66      $1.28    $ 4.05     $ 2.00
     Second quarter.......................      2.50       1.34      3.60       2.01
     Third quarter........................      2.19       1.16      3.14       1.80
     Fourth quarter.......................      1.38        .69      2.00       1.00
Fiscal year ended November 30, 1998
     First quarter........................    $12.25      $8.69    $17.75     $12.25
     Second quarter.......................     11.25       6.75     16.00      10.00
     Third quarter........................      8.00       2.44     11.40       4.00
     Fourth quarter.......................      3.19       1.81      4.90       2.90

         The Company is subject to covenants in its Indenture and General Electric Credit Corporation line of credit which restrict or limit the payment of cash dividends on its Common Shares. Notwithstanding such restrictions and limitations, it is the Company's present policy to retain future earnings for use in its business.

PRIVATE PLACEMENTS OF COMMON SHARES

         During the fourth quarter of fiscal 1999, the Company did not effect any private placements of its Common Shares.

ITEM 6. SELECTED FINANCIAL DATA

         Environmental Evolutions was acquired in January 1996, both SRS and Industra Service were acquired in July 1996, MM Industra was acquired in September 1996, Chempower was acquired in March 1997 and CCG was acquired in September 1997. Eco Environmental and Environmental Evolutions were sold by the Company in August 1997, effective as of August 31, 1997. The statement of operations for the year ended November 30, 1995 reflects five months of operations for the Lake Charles Group. The statement of operations for the year ended November 30, 1996 reflects eleven months of operations for Environmental Evolutions, six months of operations for United Eco, four months of operations for SRS and Industra Service and one month of operations for MM Industra. The statement of operations for the year ended November 30, 1997 reflects nine months of operations for Chempower, three months of operations for CCG and nine months of operations for Eco Environmental and Environmental Evolutions prior to their sale. The statement of operations for the year ended November 30, 1999 included nine months of operations for Tony Crawford Construction, and the following USIS subsidiaries were included for the time period indicated: P.W. Stephens Residential, Inc. - three months; Atnam, Inc. - two months; and P.W. Stephens Services, Inc. - twelve months.

         The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein. All amounts have been reclassified for discontinued operations as more fully described in Note 18 to the Consolidated Financial Statements.

                                                                                     FISCAL YEAR ENDED
                                                                                        NOVEMBER 30
                                                         1999            1998              1997             1996            1995
                                                                      (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

STATEMENT OF OPERATIONS DATA:
Revenue ..........................................    $  258,077      $  276,489        $  194,157       $  119,529     $   46,684
Operating earnings (loss) ........................       (31,510)        (26,613)           19,102            9,480          3,773
Interest expense .................................        11,387           9,166             4,770            1,747            713
Earnings (loss) from continuing operations .......       (42,007)        (28,482)           16,317            7,954          3,060
Earnings (loss) from discontinued operations .....        (4,264)         (1,697)            1,118               --             --
Net earnings (loss) ..............................       (46,271)        (30,179)           17,435            8,763          2,852
Net earnings (loss) per share, basic .............    $    (2.12)     $    (1.44)       $     1.08       $     0.81     $     0.40

Weighted average shares outstanding ..............        21,787          20,965            16,218           10,846          7,217

BALANCE SHEET DATA:
Working capital ..................................    $   36,130      $   80,440        $   59,907       $    3,280     $    6,639
Total assets .....................................       236,924         250,383           211,786          104,484         31,061
Current debt .....................................        18,792             630             8,081           22,107          4,497
Long-term debt ...................................       121,006         120,689            51,722            6,720          2,100
Shareholders' equity .............................        45,924          90,238           107,099           55,043         18,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Eco through its subsidiaries is a leading provider of industrial outsourcing which includes specialty fabrication and environmental services to principally three industry groups in the United States and Canada:
(i) energy, (ii) pulp and paper and (iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers outsourcing solutions for an extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. The Company's specialty fabrication services include the construction of decks, well jackets and modules for offshore oil and gas platforms, the fabrication of piping, pressure vessels, boiler tube bundles, and other equipment used in process industries, as well as the erection of structural steel support systems. The Company also manufactures, sells, installs and operates SAREX(R) oil filtration and separation systems worldwide. Its environmental services include diversified waste recycling and other material handling processes.

         The trend toward greater customer emphasis on outsourcing dictates that support services companies provide an increasing breadth of services. This market trend is the primary tenet of the Company's acquisition strategy, and has precipitated consolidation in the industrial outsourcing markets in North America.

         A substantial portion of the Company's work is recurring in nature, either through long-term contracts or long-standing customer relationships. At November 30, 1999, the Company had project backlog of approximately $280 million, substantially all of which it expects to realize within the next twelve months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company's revenues from its industrial, environmental and construction management segments may be affected by the timing of scheduled outages at its industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, the Company's quarterly results may fluctuate and the results of one fiscal quarter should not be deemed to be representative of the results of any other quarter or for the full fiscal year.

RECOGNITION OF REVENUES

         The Company recognizes revenues and profits on contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract revenues are accrued based upon the percentage that accrued costs to date bear to total estimated costs. As contacts can extend over more than one accounting period, revisions in estimated total costs and profits during the course of work are reflected during the period in which the facts requiring the revisions become known. Losses on contracts are charged to income in the period in which such losses are first determined. The percentage-of-completion method of accounting can result in the recognition of either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings on uncompleted contracts, which are classified as current assets and liabilities, respectively, in the Company's balance sheet. See Note 1 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Fiscal 1999 to fiscal 1998

         Revenues

         The Company's revenues decreased 6.7% to $258.1 million in fiscal 1999 from $276.5 million in fiscal 1998 partly as a result of the recognition of revenues from a joint venture project with MIL Davie Industries, Ltd. and a one-time project involving the construction of a major pipeline project in Ontario, Canada with Steen in 1998. Total revenues relating to these projects were $56.0 million. This is partially offset by the consolidation of USIS and the acquisition of Tony Crawford Construction.

         During fiscal 1999, the Company generated approximately 66.5% of its revenues from industrial outsourcing services, 20.6% of its revenues from the construction management services, and 12.9% from its environmental services. The Company has provided its services to the energy, pulp and paper, power generation, and retail industries in North America. Approximately 1% of the Company's revenues has been generated from international opportunities.

         Grenadier Properties, Bantrel Inc. (agent for Suncor), Huntsman Chemical, Sable Offshore Energy, and Aalborg Industries together accounted for approximately 25.0% of the Company's total revenues in fiscal 1999, compared to 40.2% of revenues from its top five customers in fiscal 1998. Grenadier Properties accounted for approximately 7.0% of the Company's fiscal 1999 revenues, and Bantrel Inc. (agent for Suncor) accounted for approximately 6.9% of the Company's fiscal 1999 revenues. No other customer accounted for more than 5% of the Company's revenues in fiscal 1999. Management believes that the Company's continued efforts to expand and diversify its customer base should reduce the Company's dependence on certain key customers.

         The Company's industrial outsourcing segment generated $171.6 million or 66.5% of the Company's total revenues in fiscal 1999 compared to $233.2 million or 84.3% of the Company's total revenues in fiscal 1998. This decrease is primarily attributable to the $56.0 million from joint venture projects discussed above. Management anticipates that the industrial outsourcing business will continue to grow and provide consistent recurring revenue for the Company.

         The revenues generated from the Company's construction management group increased to $53.1 million or 20.6% of the Company's total revenues in fiscal 1999 compared to $29.2 million or 10.6% of the Company's total revenues in fiscal 1998. CCG experienced a $21 million increase in revenues from the acquisition of Tony Crawford Construction.

         The revenues generated from the Company's environmental services segment increased by 136% to $33.3 million in fiscal 1999 from $14.1 million in fiscal 1998, which reflects the consolidation of $22.9 million of USIS in 1999.

         Operating Expenses

         The Company's total operating expenses decreased approximately 4.5% to $289.6 million in fiscal 1999 from $303.1 million in fiscal 1998 partly as a result of the operations of the joint ventures in 1998. Expressed as a percentage of total revenues, operating expenses were approximately 112.2% in fiscal 1999 compared to 109.6% in fiscal 1998. Direct costs increased to 87.2% in fiscal 1999 compared to 85.4% in fiscal 1998 primarily due to an execution problem associated with a contract entered into in 1999 and a tighter overall business environment. Selling, general and administrative expenses decreased to $29.5 million in fiscal 1999 compared to $34.7 million in fiscal 1998 due to the Steen and Davie contracts in 1998 and management's cost cutting efforts in 1999. As a percentage of total revenues, selling, general and administrative expenses decreased to 11.4% in fiscal 1999 compared to 12.6% in fiscal 1998. In 1998, operating expense also includes the $1.6 million expense incurred to purchase the 49% interest in the Steen Pipeline joint venture not originally owned by the Company and $4.5 million in fees paid related to the Steen pipeline joint venture, which have been categorized as operating expenses associated with the Steen pipeline project due to its treatment as a one-time project, rather than a going concern. In 1998, SG&A was negatively impacted by certain costs associated with the Company's management changes. SG&A also includes an aggregate of $0.4 million in signing bonuses paid to Mr. Fradella and Mr. Posner in 1998, who are no longer employed by the Company. The Company is intent on reducing overhead costs at all levels. An aggressive plan was implemented in late 1998 to reduce company wide SG&A and will continue through 2000.

         The Company's interest expense on long term debt increased in fiscal 1999 to $11.4 million from $9.2 million and as a percentage of total revenue, interest expense increased to 4.4% compared to 3.3% in fiscal 1998. During fiscal 1999, the Company entered into a $30 million revolving credit facility with General Electric Capital Corporation. At November 30, 1999, the Company's debt to equity ratio was .75:1 and its current ratio was 1.5:1. Management will seek to control future operating expenses, but there can be no assurance that the Company's cost control policies will be as effective.

         Provision for Income Tax

         In fiscal 1999 the Company had a loss from continuing operations before provision for recovery of income taxes of $42.9 million. A recovery of income taxes of $0.9 million reduced the Company's net loss from continuing operations to $42.0 million.

         Discontinued Operations

         During the second quarter of fiscal year 1999, management adopted plans to discontinue the switchgear operations of Chempower and the engineering business of Industra. The switchgear business was sold on June 1, 1999, and the Company expects to divest the remaining engineering business during 2000. The loss from these discontinued operations for 1999 and 1998 was $4,264 and $1,697, respectively, net of $2,211 and $911 income tax benefit, respectively.

         Net Earnings (Loss)

         The Company incurred a net loss of $46.3 million or $2.12 per share in fiscal 1999 compared to a loss of $30.2 million or $1.44 per share in fiscal 1998. A tax recovery of $0.9 million in fiscal 1999 compares to a tax recovery of $8.8 million in fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

         Revenues

         The Company's revenues grew 42.3% to $276.5 million in fiscal 1998 from $194.2 million in fiscal 1997 partly as a result of the recognition of revenues from a joint venture project with MIL Davie Industries, Ltd. and a one-time project involving the construction of a major pipeline project in Ontario, Canada with Steen. Total revenues relating to these projects was $56.0 million. Most operating units generated internal growth in fiscal 1998. MM Industra experienced a 381% increase in revenues over fiscal 1997 primarily due to the inclusion of revenue from the previously mentioned contracts and joint venture in Canada, Industra Service generated a 25.7% increase in revenue from expansion of its Edmonton, Alberta, Canada unit, Chempower generated a 37.6% increase in revenue over fiscal 1997 as fiscal 1998 was the first full reporting year since its acquisition by the Company, and The Turner Group generated a 14.1% increase in revenue from existing operations. CCG generated a 210% increase in revenue, however, its fiscal 1997 revenues were recognized only from September 1, 1997 to November 30, 1997. Two operating divisions, SRS and United Eco Systems, each showed a decline in revenue in fiscal 1998 of approximately 50%. The decline relates primarily to work performed by these divisions in fiscal 1997 for MART.

         During fiscal 1998, the Company generated approximately 84.3% of its revenues from industrial support services, 10.6% of its revenues from the construction management services, and 5.1% from its environmental remediation services. The Company has provided its services to the energy, pulp and paper, power generation, and retail industries in North America. Approximately 1% of the Company's revenues have been generated from international opportunities.

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

         The Company's industrial support segment generated $233.2 million or 84.3% of the Company's total revenues in fiscal 1998 compared to $144.9 million or 74.6% of the Company's total revenues in fiscal 1997.

         The revenues generated from the Company's construction management group increased to $29.1 million or 10.6% of the Company's total revenues in fiscal 1998 compared to 5.4% in fiscal 1997. Revenue is generated primarily from the CCG unit based in Dallas, Texas which was acquired as of September 1, 1997. Accordingly, revenues from fiscal 1997 are included only for the fourth fiscal quarter of such year.

         The revenues generated from the Company's environmental services segment decreased by 63.6% to $14.1 million in fiscal 1998 from $38.8 million in fiscal 1997, which decrease reflects the sale of Eco Environmental and Environmental Evolutions on August 31, 1997.

         Operating Expenses

         The Company's total operating expenses increased approximately 73.1% to $303.1 million in fiscal 1998 from $175.1 million in fiscal 1997 partly as a result of adding the operations of the joint ventures to MM Industra's revenues and including Chempower and CCG for the full year of fiscal 1998. Expressed as a percentage of total revenues, operating expenses were approximately 109.6% in fiscal 1998 compared to 90.2% in fiscal 1997. Direct costs increased to 85.4% in fiscal 1998 compared to 74.4% in fiscal 1997 as a direct result of joint venture activity. Selling, general and administrative expenses increased to $34.7 million in fiscal 1998 compared to $25.6 million in fiscal 1997. As a percentage of total revenues, selling, general and administrative expenses decreased to 12.6% in fiscal 1998 from 13.2% in fiscal 1997. Operating expense also includes the $1.6 million expense incurred to purchase the 49% interest in the Steen Pipeline joint venture not originally owned by the Company and $4.5 million in fees paid related to the Steen pipeline joint venture, which have been categorized as operating expenses associated with the Steen pipeline project due to its treatment as a one-time project, rather than a going concern. SG&A was negatively impacted by certain costs associated with the Company's management changes and $3.0 million in non-cash accounts receivable and other charges taken in the fourth quarter of fiscal 1998. SG&A also includes an aggregate of $0.4 million in signing bonuses paid to Mr. Fradella and Mr. Posner, who are no longer employed by the Company. The Company is intent on reducing overhead costs at all levels. An aggressive plan was implemented in late 1998 to reduce corporate SG&A by at least $2.5 million in fiscal 1999.

         The Company's interest expense on long term debt increased in fiscal 1998 to $9.2 million from $4.8 million and as a percentage of total revenue, interest expense increased to 3.3% compared to 2.5% in fiscal 1997. During fiscal 1998, the Company issued $120 million principal amounts of 9-5/8% Senior Notes and repaid approximately $71.3 million of outstanding indebtedness. At November 30, 1998, the Company's debt to equity ratio was .57:1 and its current ratio was 3.1:1. Management will seek to control future operating expenses, but there can be no assurance that the Company's cost control policies will be as effective.

         Provision for Income Tax.

         In fiscal 1998 the Company has a loss before provision for recovery of income taxes and discontinued operations of $37.3 million. A recovery of income taxes of $8.8 million reduced the Company's net loss before discontinued operations to $28.5 million. The recovery includes approximately $2.4 million of net operating loss carryback.

         Discontinued Operations

         During the second quarter of fiscal year 1999, management adopted plans to discontinue the switchgear operations of Chempower and the engineering business of Industra. The switchgear business was sold on June 1, 1999, and the Company expects to divest the engineering business during 2000, although no assurances can be made that a sale will be consummated. The earnings (loss) from these discontinued operations for 1998 and 1997 was ($1,697) and $1,118, respectively, net of ($911) and $576 income tax provision (benefit), respectively.

         Net Earnings (Loss)

         The Company incurred a net loss of $30.2 million or $1.44 per share in fiscal 1998 compared to a profit of $17.4 million or $1.08 per share in fiscal 1997. A tax recovery of $8.8 million in fiscal 1998 compares to a tax provision of $1.3 million in tax expense in fiscal 1997.

         Liquidity and Capital Resources

         The Company's cash decreased from $21.8 million on November 30, 1998 to $5.5 million at November 30, 1999. This decrease is the result of the payment of $3,000 related to the Petrodrill/Amethyst settlement, and the funding of operations.

         During fiscal year 1999, the Company utilized net cash in operating activities of $40.3 million compared to $3.8 million for fiscal 1998. In fiscal 1999, the Company had a net loss of $46.3 million which includes the writedown of investments and non-recurring charges of $29.3 million. In fiscal 1998, the Company had a net loss of $30.2 million which includes asset impairment, litigation, and other costs of $27.1 million.

         The Company's investing activities provided $13.0 million compared to $23.3 million utilized in fiscal 1998. Net cash provided by investing activities during the current fiscal year consisted primarily of proceeds from sale of assets and acquisitions of businesses and collections of notes receivables, partially offset by capital expenditures and increased investments.

         The Company's financing activities in fiscal 1999 provided $9.6 million of net cash compared to $48.6 million in fiscal 1998. The increase in 1998 was primarily due to the May 1998 issuance of $120 million of Senior Notes. As permitted by the Indenture under which the Senior Notes were issued, the Company obtained a line of credit facility of approximately $30 million collateralized by the Company's accounts receivable. The credit facility is used to finance the Company's working capital needs.

         The Company's cash requirements consist of working capital needs, obligations under its leasing and promissory notes and capital expenditures. The Company believes that its current cash position, the expected cash flow from operations, the sales of certain non-operating assets, and the anticipated availability of its line of credit should be sufficient throughout the next 12 months to finance its working capital needs, planned capital expenditures, and debt service requirements.

         The sales of non-operating assets include $5.0 million of proposed property sales, receipt of monies owed related to the Amethyst contracts and other contracts of $4.2 million and the monetization of at least a portion of the Company's $9.0 million investment in USIS. Although, no assurances can be given as to the receipt of these monies, management is confident these assets will be turned to cash in the near future.

         The accounts receivable at November 30, 1999 were $62.2 million compared to $50.8 million at November 30, 1998 after deducting allowances of $4.5 million and $2.4 million for doubtful accounts at fiscal 1999 and 1998, respectively. A portion of this increase related to the consolidation of USIS and the acquisition of Tony Crawford Construction. The current portion of notes receivable decreased to $4.3 million at November 30, 1999 from $5.1 million at November 30, 1998. Inventory decreased to $16.7 million at November 30, 1999 from $23.1 million at November 30, 1998.

         In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement as amended provides for a collateralized Revolver of up to $30 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable. The outstanding balance on the Revolver is $18.0 million with an unused commitment of $12.0 million and availability of $7.5 million.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially. The Company's expectations and beliefs are expressed in good faith and are believed by the Company to have a reasonable basis but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the availability of debt or equity capital to fund the Company's working capital needs and capital requirements, the ability of the Company to manage its operations effectively, the reduction in outsourcing by the industrial groups serviced by the Company, the collection and realization of its investments and notes receivable, the economic conditions that could affect demand for the Company's services, the adverse outcome of litigations and proceedings, the ability of the Company to liquidate non-operating assets, the ability of the Company to complete projects profitably and the severe weather conditions that could delay projects.

Impact of the Year 2000 Issue

         The Company believes that its vendors and customers are in compliance with the Year 2000 Issue and has not had any material problems.

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

         Based on a recent assessment, the Company determined that it was required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications that have been done to existing software and conversions to new software, the Year 2000 Issue has been mitigated.

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

         The Company utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company has completed the Year 2000 project. The total cost of the Year 2000 project and was funded through operating cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            AMERICAN ECO CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Directors of
American Eco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and changes in financial position present fairly, in all material respects, the financial position of American Eco Corporation and its subsidiaries at November 30, 1999 and 1998, and the results of their operations and their changes in financial position for each of the three years in the period ended November 30, 1999 in conformity with accounting principles generally accepted in Canada. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1998.



PricewaterhouseCoopers LLP

Miami, Florida
March 6, 2000

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (United States Dollars in thousands)


                                                                                                  At November 30
                                                                                            ----------------------------
                               ASSETS                                                          1999              1998
                               ------                                                       ----------        ----------
CURRENT ASSETS
         Cash                                                                               $    5,480        $   21,821
         Accounts receivable, trade, less allowance for doubtful accounts of
            $4,528 in 1999 and $2,378 in 1998                                                   62,185            50,793
         Current portion of notes receivable                                                     4,266             5,080
         Costs and estimated earnings in excess of billings                                      8,600            11,202
         Inventory                                                                              16,694            23,080
         Refundable income taxes                                                                 1,188             2,419
         Prepaid expenses and other current assets                                               5,012             4,427
                                                                                            ----------        ----------
                  TOTAL CURRENT ASSETS                                                         103,425           118,822
                                                                                            ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                              56,877            54,835
                                                                                            ----------        ----------

OTHER ASSETS
         Goodwill, net of accumulated amortization of $3,900 in 1999 and $2,781
            in 1998                                                                             32,690            30,767
         Deferred income taxes                                                                  17,879             9,464
         Notes receivable                                                                       16,969            17,504
         Investments                                                                             4,519            13,855
         Other assets                                                                            4,565             5,136
                                                                                            ----------        ----------
                  TOTAL OTHER ASSETS                                                            76,622            76,726
                                                                                            ----------        ----------

                  TOTAL ASSETS                                                              $  236,924        $  250,383
                                                                                            ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                                           $   39,424        $   32,584
         Line of credit                                                                         18,003                --
         Current portion of long-term debt                                                         789               630
         Income tax payable                                                                        638             1,334
         Billings in excess of costs and estimated earnings                                      8,441             3,834
                                                                                            ----------        ----------
                  TOTAL CURRENT LIABILITIES                                                     67,295            38,382
                                                                                            ----------        ----------

LONG-TERM LIABILITIES
         Senior notes                                                                          117,300           118,000
         Long-term debt                                                                          3,706             2,689
         Other liabilities                                                                       2,699             1,074
                                                                                            ----------        ----------
                  TOTAL LONG-TERM LIABILITIES                                                  123,705           121,763
                                                                                            ----------        ----------

                  TOTAL LIABILITIES                                                            191,000           160,145
                                                                                            ----------        ----------

SHAREHOLDERS' EQUITY
         Share capital                                                                          90,450            89,854
         Contributed surplus                                                                     2,845             2,845
         Cumulative foreign exchange                                                            (1,109)           (2,470)
         Retained earnings (accumulated deficit)                                               (46,262)                9
                                                                                            ----------        ----------
                  TOTAL SHAREHOLDERS' EQUITY                                                    45,924            90,238
                                                                                            ----------        ----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  236,924        $  250,383
                                                                                            ==========        ==========

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                            AMERICAN ECO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999
          (United States Dollars in thousands except per share amounts)

                                                                                   1999              1998              1997
                                                                                ----------        ----------        ----------

REVENUE                                                                         $  258,077        $  276,489        $  194,157
                                                                                ----------        ----------        ----------

COSTS AND EXPENSES
      Direct costs of revenue                                                      224,942           236,152           144,383
      Selling, general and administrative expenses                                  29,511            34,747            25,634
      Asset impairment, litigation, and other                                       29,312            27,479                --
      Depreciation and amortization                                                  5,822             4,724             5,038
                                                                                ----------        ----------        ----------
      Total operating costs                                                        289,587           303,102           175,055
                                                                                ----------        ----------        ----------

OPERATING EARNINGS (LOSS)                                                          (31,510)          (26,613)           19,102

OTHER INCOME (EXPENSE)
      Interest expense, net                                                        (11,387)           (9,166)           (4,770)
      Other, net                                                                        --            (1,498)            3,239
                                                                                ----------        ----------        ----------
      Total other income (expense)                                                 (11,387)          (10,664)           (1,531)
                                                                                ----------        ----------        ----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     (42,897)          (37,277)           17,571

INCOME TAX PROVISION (BENEFIT)                                                        (890)           (8,795)            1,254
                                                                                ----------        ----------        ----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                         (42,007)          (28,482)           16,317

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS,
      NET OF INCOME TAX PROVISION (BENEFIT) OF ($2,211),
      ($911), AND $576                                                              (4,264)           (1,697)            1,118
                                                                                ----------        ----------        ----------

NET EARNINGS (LOSS)                                                             $  (46,271)       $  (30,179)       $   17,435
                                                                                ==========        ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS) PER COMMON SHARE
      Earnings (loss) from continuing operations                                $    (1.93)       $    (1.36)       $     1.01
      Earnings (loss) from discontinued operations                                   (0.19)            (0.08)             0.07
                                                                                ----------        ----------        ----------
      Net earnings (loss) per common share                                      $    (2.12)       $    (1.44)       $     1.08
                                                                                ==========        ==========        ==========

ADJUSTED BASIC EARNINGS (LOSS) PER COMMON SHARE
      Earnings (loss) from continuing operations                                $    (1.93)       $    (1.36)       $     0.97
      Earnings (loss) from discontinued operations                                   (0.19)            (0.08)             0.06
                                                                                ----------        ----------        ----------
      Net earnings (loss) per common share                                      $    (2.12)       $    (1.44)       $     1.03
                                                                                ==========        ==========        ==========

FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE
      Earnings (loss) from continuing operations:                               $    (1.93)       $    (1.36)       $     0.80
      Earnings (loss) from discontinued operations                                   (0.19)            (0.08)             0.10
                                                                                ----------        ----------        ----------
      Net earnings (loss) per common share                                      $    (2.12)       $    (1.44)       $     0.90
                                                                                ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING EARNINGS
      (LOSS) PER COMMON SHARE
      Basic                                                                         21,787            20,965            16,218
                                                                                ==========        ==========        ==========
      Adjusted basic                                                                21,787            20,965            17,668
                                                                                ==========        ==========        ==========
      Fully diluted                                                                 21,787            20,965            21,810
                                                                                ==========        ==========        ==========

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                            AMERICAN ECO CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999
                      (United States Dollars in thousands)

                                            Shares Capital                  Share                              Cumulative
                                     -----------------------------         Capital          Contributed         Foreign
                                       Shares             Amount          Subscribed           Surplus          Currency
                                     ----------        -----------        -----------        -----------       -----------

Balance, November 30, 1996           14,217,436        $    39,411        $        34        $     2,845       $        --

Conversion of debentures              3,126,366             21,150
Issued for acquisitions               1,010,913              8,570
Issued for notes                        811,260              7,784
Issued for cash                         376,575              1,613
Issued for services                      66,530                578
Share issue cost                                            (3,563)
Cumulative foreign exchange                                                                                         (1,511)
Subscriptions collected                  20,000                 34                (34)
Net earnings
                                     ----------        -----------        -----------        -----------       -----------
Balance, November 30, 1997           19,629,080             75,577                 --              2,845            (1,511)

Issued for prior acquisitions           138,856              1,526
Issued for asset acquisitions         1,122,142              9,220
Issued for cash                         320,933              1,470
Issued for services                     157,500                700
Issued for warrants                     241,667              1,450
Share issue cost                                               (89)
Cumulative foreign exchange                                                                                           (959)
Net loss
                                     ----------        -----------        -----------        -----------       -----------
Balance, November 30, 1998           21,610,178             89,854                 --              2,845            (2,470)

Issued for acquisitions                 250,214                500
Issued for services                     100,000                 96
Cumulative foreign exchange                                                                                          1,361
Net loss
                                     ----------        -----------        -----------        -----------       -----------
Balance, November 30, 1999           21,960,392        $    90,450        $        --        $     2,845       $    (1,109)
                                     ==========        ===========        ===========        ===========       ===========

                                        Retained
                                        Earnings             Total
                                      (Accumulated       Shareholders'
                                         Deficit)            Equity
                                       -----------       -------------

Balance, November 30, 1996             $    12,753        $    55,043

Conversion of debentures                                       21,150
Issued for acquisitions                                         8,570
Issued for notes                                                7,784
Issued for cash                                                 1,613
Issued for services                                               578
Share issue cost                                               (3,563)
Cumulative foreign exchange                                    (1,511)
Subscriptions collected                                            --
Net earnings                                17,435             17,435
                                       -----------        -----------
Balance, November 30, 1997                  30,188            107,099

Issued for prior acquisitions                                   1,526
Issued for asset acquisitions                                   9,220
Issued for cash                                                 1,470
Issued for services                                               700
Issued for warrants                                             1,450
Share issue cost                                                  (89)
Cumulative foreign exchange                                      (959)
Net loss                                   (30,179)           (30,179)
                                       -----------        -----------
Balance, November 30, 1998                       9             90,238

Issued for acquisitions                                           500
Issued for services                                                96
Cumulative foreign exchange                                     1,361
Net loss                                   (46,271)           (46,271)
                                       -----------        -----------
Balance, November 30, 1999             $   (46,262)       $    45,924
                                       ===========        ===========

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999
                      (United States Dollars in thousands)

                                                                            1999              1998              1997
                                                                         ----------        ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                     $  (46,271)       $  (30,179)       $   17,435
      Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
          Asset impairment, litigation, and other                            29,312            27,140                --
          Loss on early extinguishment of debt                                   --             2,400                --
          Gain on repurchase of senior notes                                   (280)             (570)               --
          Gain on sale of assets and subsidiaries                                --                --            (2,682)
          Depreciation and amortization                                       5,822             4,916             5,382
          Change in deferred income taxes                                    (4,524)           (7,287)            1,829
          Noncash income, net                                                    --                --               325
          Change in accounts receivable                                      (6,170)             (444)          (15,932)
          Change in refundable income taxes                                   1,231            (2,419)               --
          Change in notes receivable                                             --             3,549           (14,000)
          Change in costs and estimated earnings in excess of
              billings                                                          998             1,943            (7,824)
          Change in inventory                                                 1,376            (5,001)              106
          Change in other assets and liabilities                             (5,230)           (2,523)            1,424
          Change in accounts payable                                        (17,940)            4,185            (4,523)
          Change in billings in excess of costs and estimated
             earnings                                                         1,381               484              (458)
                                                                         ----------        ----------        ----------
 Net cash used in operating activities                                      (40,295)           (3,806)          (18,918)
                                                                         ----------        ----------        ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from (disbursements for) notes receivable                     13,384             4,955            (1,098)
      Capital expenditures                                                   (3,338)          (11,794)           (3,134)
      Proceeds from sale of assets                                            3,282                --             3,448
      Acquisition of business, net of cash received                           3,169                --           (10,493)
      Increase in minority interest                                             339                --                --
      Increase in investments                                                (3,800)          (16,450)           (1,277)
                                                                         ----------        ----------        ----------
 Net cash provided by (used in) investing activities                         13,036           (23,289)          (12,554)
                                                                         ----------        ----------        ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from senior notes                                                 --           116,139                --
      Proceeds from line of credit                                           18,003                --                --
      Proceeds from notes payable                                                --             5,700            33,500
      Proceeds from long-term debt                                              164               498            58,500
      Principal payments on notes payable                                        --           (14,604)          (53,196)
      Principal payments on long-term debt                                   (8,190)          (59,068)           (7,607)
      Proceeds from sales/leaseback                                              --                --             4,000
      Repurchase of senior notes                                               (420)           (1,430)               --
      Debt issuance costs                                                        --                --            (1,917)
      Stock issuance costs                                                       --               (89)           (2,479)
      Issuance of common stock                                                   --             1,470             1,613
                                                                         ----------        ----------        ----------
 Net cash provided by financing activities                                    9,557            48,616            32,414
                                                                         ----------        ----------        ----------

 EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH                              1,361              (959)               --
                                                                         ----------        ----------        ----------

 NET INCREASE (DECREASE) IN CASH                                            (16,341)           20,562               942

 CASH AT BEGINNING OF YEAR                                                   21,821             1,259               317
                                                                         ----------        ----------        ----------
 CASH AT END OF YEAR                                                     $    5,480        $   21,821        $    1,259
                                                                         ==========        ==========        ==========
Supplemental Disclosures of Cash Flow Information
 Cash paid during the years for:
      Interest                                                           $   12,362        $    9,548        $    4,718
      Income taxes                                                       $    1,285        $    1,810        $      281

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)

American Eco Corporation and its subsidiaries ("the Company" or "AEC") provide industrial outsourcing services, environmental, and construction management services to the energy, pulp and paper, power generation, and retail industries.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). The differences between Canadian and United States GAAP are described in Note 19.

The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Property, Plant and Equipment - Property and equipment are stated at cost. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred. When property and equipment are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in earnings. Depreciation and amortization are provided over the estimated useful lives of the respective assets using the straight-line method based on their estimated useful lives.

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

Other Assets - Included in other assets is approximately $4,000 and $4,500 in 1999 and 1998, respectively, of debt issuance costs which are being amortized over the term of the debt (10 years).

Per Share Data - Basic earnings (loss) per share has been calculated on the basis of net earnings for the year divided by the weighted average number of common shares outstanding during the period. Adjusted basic earnings (loss) per share has been calculated assuming the actual debt conversion occurring during the year had taken place at the beginning of the year, or at the date of issuance if issued during the year. Fully diluted earnings (loss) per share additionally assumes all options and warrants have been exercised at the later of the beginning of the fiscal period or the option issue date. For fiscal year 1999, 3,153 options and 2,899 warrants have been excluded as their impact would have been anti-dilutive.

Translation of Financial Statements into United States Dollars - The Consolidated Financial Statements are expressed in United States dollars using foreign currency translation procedures established by the Canadian Institute of Chartered Accountants.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

2. SIGNIFICANT BUSINESS COMBINATIONS

1997

Effective February 28, 1997, the Company acquired all of the outstanding common stock of Chempower, Inc. ("Chempower"). All of the stockholders of Chempower, other than two principal stockholders (the "Principal Stockholders") received $6.20 in cash for each of their Chempower shares. The Principal Stockholders received a portion of their consideration in cash and the balance was represented by a $15,900 promissory note paid in August 1997. Based upon a total of approximately 7,600 Chempower shares outstanding, the total acquisition cost was approximately $50,000, including acquisition costs of approximately $3,000. The acquisition was partially funded by a placement by the Company of $15,000, 9.5%, 10-year Convertible Debentures. Concurrent with the Chempower acquisition, the Company entered into installment purchase agreements with Holiday Properties, a general partnership owned by the Principal Stockholders. These agreements provided for the acquisition of three parcels of real property which had been leased to Chempower. The aggregate purchase price for the three properties amounted to $4,500, of which $500 was paid on February 28, 1997. The purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $12,000.

Effective September 1, 1997, the Company acquired all of the outstanding common stock of Specialty Management Group Inc. d/b/a/ CCG ("CCG"), in exchange for 265 shares of Company common stock with a fair market value of approximately $2,600. The aggregate purchase price and expenses associated with the acquisition exceed the fair value of net assets acquired by approximately $3,600.

3. IMPAIRMENT, LITIGATION AND OTHER CHARGES

During 1999, the Company recorded certain asset impairment, litigation, and other charges that management believes are not reflective of the Company's core or on-going business activities and are viewed by management as non-recurring. The total expense is $29,312 and the major components are listed as follows: 1) Write-off of UKstar (Canada) Inc. ("UKstar") note receivable $8,029; 2) capitalized lease-hold improvements $473; 3) inventory write-down $500; 4) litigation charges of $13,798 including charges related to the Petrodrill/Amethyst contract of $10,927, and a reserve placed for settlement of the U.S. Attorney v. ACI proceeding (see Note 21), 5) failed acquisition costs primarily related to U.S. Industrial Services, Inc. ("USIS") of $1,018, and 6) severance and miscellaneous other asset impairments of $5,494.

During 1998, the Company recorded charges related primarily to certain investments in Dominion Bridge Corporation ("Dominion Bridge") and certain of its subsidiaries all of which filed under the Canadian Bankruptcy and Insolvency Act in August 1998 (see Note 5), an impairment in its investment in USIS (see
Note 6), and severance costs of $3,200 relating primarily to changes in certain senior management positions both at the corporate offices and at certain subsidiaries.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


4. NOTES RECEIVABLE

                                                                                        1999             1998
                                                                                       -------          -------

 George E. Phillips Holdings, Ltd., $2,800 due and paid in January 1998, quarterly payments of $446 from February 1998 through August 2002, with final payments due in November 2002, interest at 10% collateralized by 50% of the issued and outstanding shares of common stock of Mid Atlantic Recycling
 Technologies, Inc. ("MART"). See Note 24.                                             $11,034          $11,034

 Kenny Industrial Services, L.L.C., due at various dates through November 2002,
 interest at 5%, collateralized by assets sold.                                          5,000               --

 American Temporary Sanitation, Inc., $1,330 note presented net of unrecognized gain of $776, interest at prime rate +2.5%, due in quarterly installments of
 $72, collateralized by assets sold.                                                       554               --

 UKstar, $9,300 note presented net of unrecognized interest income of $1,300, due
 September 2000, with quarterly interest installments of $227 interest at 9.75%, collateralized by 2,000 common shares of ETI and a $3,000 performance bond. This note was written off in fiscal 1999 and the Company is pursuing all
 rights and remedies against this collateral.                                               --            8,029

 Receivables from joint ventures. See Note 7.                                            2,740            3,002

 Notes receivable from officers and directors. See Note 15.
                                                                                         1,049            1,213

 Miscellaneous notes receivable                                                          1,285              742
                                                                                       -------          -------
                                                                                        21,662           24,020
 Less reserve for notes receivable                                                        (427)          (1,436)
                                                                                       -------          -------
 Total notes receivable                                                                 21,235           22,584
 Current portion                                                                         4,266            5,080
                                                                                       -------          -------
 Long-term portion                                                                     $16,969          $17,504
                                                                                       =======          =======

5. DOMINION BRIDGE CORPORATION

On February 20, 1998, the Company and Dominion Bridge entered into a non-binding Letter of Intent which provided for (a) the purchase of $5,000 of Dominion Bridge common stock and warrants to purchase Dominion Bridge common stock by the Company, (b) a working capital loan facility of up to $25,000 to be provided by the Company to Dominion Bridge, (c) the engagement of the Company to provide certain management services to Dominion Bridge and (d) the acquisition by the Company of the business and assets of Dominion Bridge. The purchase of $5,000 dollars of Dominion Bridge stock was consummated on February 20, 1998, the President and Chief Executive Officer of the Company also became a member of the Board of Directors of Dominion Bridge. On March 23, 1998, the Company announced that it had withdrawn the Letter of Intent and terminated negotiations for any further transactions. The Company subsequently entered into two projects with Davie Industries and Steen Pipeline, subsidiaries of Dominion Bridge, to perform certain contract work in Canada. The Company subsequently acquired Dominion Bridge's interest in the Steen Pipeline transaction for an additional $1,600.

Dominion Bridge filed under the Canadian Bankruptcy and Insolvency Act. During the fourth quarter of fiscal 1998, the Company, after reviewing its prospects for recovery of its investments in Dominion Bridge, determined that it was probable that a recovery of its investment would not occur. As a result, during the fourth quarter, the Company recorded a charge of approximately $13,800. This amount includes primarily the Company's initial $5,000 investments in Dominion Bridge, costs associated with the Company's investment in Dominion Bridge and amounts advanced to Dominion Bridge during 1998, primarily relating to the two joint projects with Davie Industries and Steen Pipeline.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


6. U. S. INDUSTRIAL SERVICES, INC.

During June 1996, the Company purchased 4,600 shares of USIS common stock for $2,800. On November 7, 1996, the Company acquired an additional 200 shares of USIS common stock through the issuance of 25 shares of its common stock, and on November 20, 1996, the Company purchased 4,000 shares of USIS in exchange for $70 and 300 shares of the Company's common stock. At November 30, 1996, the Company's total investment in USIS was approximately $5,200 and represented 36% of USIS's total common stock. Additionally during 1996, the Company entered into a Stock Purchase Agreement with USIS whereby the Company had an option to purchase 10,000 shares of USIS for $1,000. This option was subject to USIS stockholders increasing the authorized number of common shares. The Company accounted for its investment in USIS pursuant to the equity method of accounting commencing January 1, 1997. These shares were converted to 880 shares when a 1 for 10 reverse split was consummated in June 1998.

In February 1996, the Company agreed to loan money to USIS pursuant to a line of credit agreement with a maximum borrowing of $5,200. This line of credit was not collateralized and was due on July 31, 1997. Effective July 31, 1997, the line of credit was renewed, extended and modified to increase the maximum borrowing amount to $15,000 and extend the maturity to February 18, 1998. On September 30, 1997, the Company increased the maximum borrowing amount to $20,000. This renewal included an option for the Company to convert the entire indebtedness into common shares of USIS at 85% of the average market price of the previous five days, subject to approval of an increase in the number of authorized shares by USIS's stockholders. On February 18, 1998, the Company extended the maturity date of the line of credit to August 18, 1998. As of November 30, 1997, the total receivable from USIS was $17,900, which included accrued interest of $1,040. The Company received interest income of $800 related to the loan outstanding during 1997.

On November 19, 1997, USIS completed its acquisition of JL Manta, Inc. ("Manta"), an Illinois corporation which provided specialized maintenance services for clients in the industrial, environmental and low-level nuclear sectors. Pursuant to the terms of a Stock Purchase Agreement, USIS acquired all of the issued and outstanding common stock of Manta for consideration of $4,700 in cash and $2,200 in convertible promissory notes of USIS, payable in installments with a final payment due on November 18, 2000 (the "Stockholder Notes").

USIS gave effect to a one-for-ten reverse split of its shares in June 1998, and a reincorporation which was approved by stockholders in May 1998. The Company held certain promissory notes of USIS consisting of principal and interest in the aggregate of $18,900. The notes were reduced by $1,000 representing the purchase price by the Company for 1,000 shares purchased under the February 1996 Stock Purchase Agreement. The Company sold the remaining portion of the notes to USIS Acquisition, L.L.C. ("UALC"), an unrelated entity, for $5,000 in cash and a secured promissory note for $12,900 payable on January 29, 1999. UALC converted the notes into 5,296 shares of USIS common stock and secured its promissory note to the Company with a pledge of all acquired shares. In November 1998, UALC advised the Company that UALC would be unable to pay its note at maturity, and the Company took ownership of the pledged shares in discharge of the note. As a result of the transaction, the Company's ownership interest increased from 21% to 82% of the outstanding common stock of USIS at November 30, 1998 and is included in these Consolidated Financial Statements.

In November 1998, USIS sold the assets of Manta and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23,000 consisting of a combination of cash and notes. At this time, the name was changed to Atnam, Inc.

On December 31, 1998, USIS sold the assets of P.W. Stephens Residential Inc. and transferred its liabilities, to American Temporary Sanitation Inc. for $2,400 consisting of $1,004 in cash and a five year promissory note for $1,396 payable quarterly through 2004, together with interest at prime rate plus 2.5% per annum. Recognition of the gain on this sale has been deferred and is presented as a reduction of the note balance.

Primarily as a result of UALC defaulting on the note payable to the Company and the fees incurred by USIS in their sale of Manta, the Company recognized an impairment in fiscal year 1998 in its net investment in USIS of $7,000.

The results of USIS' operations have been consolidated commencing in fiscal year 1999. USIS' fiscal year ends on September 30, which results have been consolidated as of November 30, 1999.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


7. INVESTMENT IN SEPARATION AND RECOVERY SYSTEMS, INC. JOINT VENTURES

The Company, through its wholly owned subsidiary Separation and Recovery Systems, Inc. ("SRS"), participate in three joint ventures with equity interests ranging from 33% to 50%. Each of these joint ventures is involved in operating SRS' waste treatment equipment.

At November 30, 1999, the Company's total investment in these joint ventures was approximately $2,300 and the Company had receivables from the joint ventures of approximately $2,700. At November 30, 1998, the Company's total investment in these joint ventures was approximately $1,200 and the Company had receivables from the joint ventures of approximately $3,000. During 1999, the Company recognized $800 of income related to these joint ventures. During 1998, the Company sold and leased certain equipment to the joint ventures for approximately $2,300. During 1997, the Company sold and leased certain equipment to the joint ventures in the amount of approximately $5,000. The Company deferred profit on transactions with the joint ventures to the extent of its ownership interests in the amounts of approximately $300 and $1,600 in 1998 and 1997, respectively.

The results of operations and financial position of these joint ventures are not material to the Company's financial position and results of operations as of November 30, 1999 and 1998.

8. INVENTORY

The components of inventory are as follows:              1999          1998
                                                        -------       -------
         Raw material                                   $ 4,024       $ 8,388
         Consumable supplies                              3,127         4,207
         Finished goods                                   9,543        10,485
                                                        -------       -------
         Total Inventory                                $16,694       $23,080
                                                        =======       =======

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:        1999          1998
                                                               -------       -------

Land                                                           $ 9,896       $11,223
Buildings                                                       22,749        20,831
Fabrication, machinery, mobile and other equipment              29,502        27,693
Furniture and fixtures                                           5,466         2,634
Buildings and equipment under capital leases                     3,226         4,448
Leasehold improvements                                           2,347         1,451
                                                               -------       -------
                                                                73,186        68,280
Accumulated depreciation and amortization                       16,309        13,445
                                                               -------       -------
                                                               $56,877       $54,835
                                                               =======       =======

Depreciation expense for the years ended November 30, 1999, 1998, and 1997 was $4,679, $3,673, and $4,467, respectively.

10. LINE OF CREDIT

In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement as amended provides for a collateralized revolving credit facility (the "Revolver") of up to $30,000 to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable. The Revolver has a two-year term, subject to two automatic one year extensions at the mutual discretion of the Company and the lenders. Borrowings under the Revolver accrue interest at a rate equal to 4% above the commercial paper rate, (9.3% at November 30, 1999). Interest is payable monthly. The revolver is collateralized by the Company's accounts receivables and inventory, and most of the owned properties are mortgaged as security. The total availability based on eligible collateral was $7,500 at November 30, 1999. The Company was in violation of its tangible net book value covenant at November 30, 1999 which has since been amended and the Company is currently in compliance with all debt covenants.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


11.  LONG-TERM DEBT INCLUDING CAPITAL LEASES                                                1999           1998
                                                                                           -------        -------

Capital lease obligation to Sunnybank Property Ltd., payable $22 monthly with
an implicit rate of 11.44% with final payments due October 31, 2018                        $ 2,029        $ 2,061

Notes payable, other                                                                         2,466          1,258
                                                                                           -------        -------
                                                                                             4,495          3,319
Current portion                                                                                789            630
                                                                                           -------        -------
Long-term portion                                                                          $ 3,706        $ 2,689
                                                                                           =======        =======

The aggregate principal payments on long-term debt during the years subsequent to November 30, 1999 are: 2000 - $789; 2001 - $793; 2002 - $610; 2003 - $293;
2004 - $131; thereafter $1,879.

12. SENIOR NOTES

In May 1998, the Company issued $120,000 of 9 5/8% Senior Notes that mature May 15, 2008. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The Notes are redeemable at the option of the Company in whole or in part, at any time on or after May 15, 2003, at specified redemption prices.

The net proceeds from the issuance of the Notes were $116,100. The Company used proceeds of $71,200 to repay credit facilities, other outstanding indebtedness and accrued interest associated with such indebtedness.

As a result of the refinancing, the Company recorded a $2,400 charge for the early extinguishment of debt, primarily related to the prepaid financing costs of the bank debt. The Company also recorded an asset of $4,500 related to prepaid financing costs associated with the Notes. This asset is being amortized over the ten year term of the Notes.

In September 1998, the Company repurchased $2,000 of Senior Notes on the open market at a discounted price of $1,400. The transaction resulted in a gain of $600 on the early extinguishment of debt. In June 1999, the Company repurchased $700 of Senior Notes on the open market at a discounted price of $420. The transaction resulted in a gain of $280 on the early extinguishment of debt.

13. LEASE AGREEMENTS

The Company leases equipment and office and warehouse space under operating leases that expire at various times through September 2003. Future minimum payments, by year and in the aggregate, under these operating leases, consisted of the following at November 30:

       2000                                                                                $1,403
       2001                                                                                 1,072
       2002                                                                                   486
       2003                                                                                    28
       2004                                                                                    --
                                                                                           ------
       Total minimum lease payment                                                         $2,989
                                                                                           ======

Rent expense for the years ended November 30, 1999, 1998, and 1997 amounted to $1,198, $1,522, and $634, respectively.

In May 1997, the Company entered into a sales/leaseback transaction with a third party for machinery and equipment. In conjunction with this transaction, the Company recorded a deferred gain of $1,200, which is being amortized over the sixty-month life of the lease.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


14. COSTS AND ESTIMATED EARNINGS ON JOBS IN PROGRESS

Costs, estimated earnings and billings are summarized as follows:

                                                                               1999           1998

Costs incurred on uncompleted jobs                                           $ 336,418      $ 126,323
Estimated earnings                                                              41,476         13,993
                                                                             ---------      ---------
                                                                               377,894        140,316
Billings to date                                                               377,735        132,948
                                                                             ---------      ---------
                                                                             $     159      $   7,368
                                                                             =========      =========

Included in the accompanying balance sheet under the following captions:

     Costs and estimated earnings in excess of billings                      $   8,600      $  11,202
     Billings in excess of costs and estimated earnings                         (8,441)        (3,834)
                                                                             ---------      ---------
                                                                             $     159      $   7,368
                                                                             =========      =========

15. RELATED PARTY TRANSACTIONS

Pursuant to an agreement among the Company, Windrush Corporation ("Windrush"), and J.C. Pennie, dated May 1, 1999, Windrush received a fee of $20 per month in consideration for executive services for administration, strategic and marketing planning provided to the Company and is eligible for annual profit participation based upon levels of the Company's earnings per share. This agreement expires on May 1, 2004, and has a five-year renewable term and is subject to a five year payment upon a change in control. J.C. Pennie, the Chairman of the Board of Directors of the Company, is President of Windrush. Windrush also received a one-time payment of $145 for consulting services related to unsuccessful acquisitions. The previous agreement paid Windrush a monthly fee of $10 from November 1998 to May 1999.

As of August 31, 1997, the Company sold its subsidiaries Eco Environmental, Inc. ("Eco Environmental") and Environmental Evolutions to Eurostar Interests Ltd. ("Eurostar") for an aggregate purchase price of $11,000 payable in a one-year promissory note (the "Eco Note"), which was to be collateralized by all of the capital stock of Eurostar. Eurostar assigned its interest in Eco Environmental and Environmental Evolutions to UKstar, which in turn transferred its interest in Eco Environmental and Environmental Evolutions to Eco Technologies International Inc. ("ETI"), a Canadian company. UKstar owns 85.5% of ETI. Windrush owns 1.6% of ETI. Mr. Pennie also served as the Secretary of UKstar and as the Chairman of ETI, and Barry Cracower, a director of the Company, also served as a director of ETI until they resigned on March 30, 1999. In February 1998, UKstar paid $603 to the Company for reimbursement of monies advanced by the Company for the operating expenses of Eco Environmental and Environmental Evolutions from September 30, 1997 to November 30, 1997. In October 1998, UKstar paid $3,000 on the Eco Note, and is to repay the remaining $9,314 on September 30, 2000 with quarterly interest installments of $227, which obligations are collateralized by 2,000 shares of ETI Common Stock and a $3,000 performance bond. The Company has made a claim on the $3,000 bond and has placed Ukstar under demand for payment. The Company has written off the entire note balance, but will continue to pursue all rights and remedies to collect all amounts owed.

In July 1998, Industra Service entered into a 15-year lease for an office, shop and warehouse in Edmonton, Alberta from Sunnybank Property Ltd., a company in which Honorable Donald R. Getty, a director of the Company, is President and has a 25% interest. The annual lease payments are $320. Management believes the lease terms are at commercially reasonable rates.

In June 1999, the Company entered into an agreement with Honorable Donald R. Getty, a director of the Company, to provide consultant services to help the Company identify upcoming projects and introduce it to prospective clients. The agreement expires in 12 months and the fee is $5 per month.

In August 1998, the Board of Directors authorized the Company to loan up to $100 to each Director for the purpose of using the proceeds to purchase the Company's Common Shares in the open market. These loans are to be repaid in three years, bear interest at the rate of 9-5/8% per annum, and are unsecured. Messrs. Fradella, a former Director and officer, Getty and Pennie each took a loan for $100 and Mr. Cracower took a loan for $50. As of November 30, 1999, the following Director loans were outstanding: Mr. Fradella - $112, Mr. Getty - $112, Mr. Pennie - $84 and Mr. Cracower - $20.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


15. RELATED PARTY TRANSACTIONS - CONTINUED

During fiscal 1997, the Company loaned $84 to Michael E. McGinnis, a director and executive officer of the Company, for the purpose of purchasing Common Shares of the Company in the open market. The loan increased his indebtedness to the Company to $630. The loan was to mature on May 7, 1998, and the maturity was extended to May 31, 2001, bearing interest at the rate of 10.0% per annum. The outstanding balance of the loan, including interest, as of November 30, 1999 was $725.

In May 1997, the Company loaned $305 at 8.5% interest per annum to David L. Norris, former executive officer, for the purchase of a home in connection with his relocation to the Company's headquarters in Houston, Texas. The loan was to mature in May 1998 and was extended to February 1, 2003, and is unsecured. The outstanding balance of the loan, including interest, as of November 30, 1999 was $326.

In September 1998, the Company loaned $100 to Besim Halef, an executive officer, repayable over three years, together with interest at the rate of 6% per annum. The outstanding balance of the loan, including interest, as of November 30, 1999 was $107.

16. INCOME TAXES

CANADA

Income tax expense varies from the amount that would be computed by applying the basic combined Canadian federal and provincial rate of 45.31%, as follows:

                                                                           1999            1998            1997
                                                                         --------        --------        --------

Basic rate applied to pre-tax income                                     $(21,761)       $(18,072)       $  8,542
Reduction due to income taxes in other jurisdictions                        1,998           4,624          (5,316)
Increase in valuation allowance                                            17,663           5,648              --
Other                                                                          --             183            (247)
Reduction of income taxes due to application of loss carryforwards             --              --          (2,507)
                                                                         --------        --------        --------
Effective Canadian tax expense                                           $ (2,100)       $ (7,617)       $    472
                                                                         ========        ========        ========

The Company has Canadian non-capital income tax losses available to be carried forward in the amount of $57,139 expiring through 2006. The Company also has capital losses available to be carried forward indefinitely in the amount of $5,000.

UNITED STATES

The components of the provision for (recovery of) income taxes are as follows:

                                                                          1999           1998           1997
                                                                         -------        -------        -------

Federal                                                                  $ 1,069        $  (996)       $ 3,547
State                                                                        141           (182)           314
Reduction of income taxes due to application of loss carryforwards            --             --         (1,701)
Benefits from previously unrecorded tax items                                 --             --         (1,529)
Other                                                                         --             --            151
                                                                         -------        -------        -------
                                                                         $ 1,210        $(1,178)       $   782
                                                                         =======        =======        =======

The Company has income tax losses generated by its subsidiaries in the United States available to be carried forward in the amount of $8,529 expiring through 2018.

Total tax expense (benefit) consisting of
     Current                                                             $ 1,423        $(2,419)       $    --
     Deferred                                                             (2,313)        (6,376)         1,254
                                                                         -------        -------        -------
                                                                         $  (890)       $(8,795)       $ 1,254
                                                                         =======        =======        =======

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


16. INCOME TAXES - CONTINUED

Deferred income taxes result from timing differences between the recording of income for accounting purposes and for income tax purposes and from the estimated future tax benefit from operating losses when, in the opinion of management, realization of such benefits is not virtually certain.

The significant components of the net deferred tax assets (liabilities) are as follows:

                                        1999            1998
                                      --------        --------

Depreciation and amortization         $ (5,657)       $(11,360)
Allowance for bad debts                  1,166           2,542
Accrued liabilities                      7,980           4,642
Net operating loss carryforward         65,668          16,200
Investments                             10,668           7,466
Other                                       26            (290)
Deferred income                         (1,503)           (330)
Valuation allowance                    (60,469)         (9,406)
                                      --------        --------
                                      $ 17,879        $  9,464
                                      ========        ========

During 1998, the Company adopted the provisions of CICA Section 3465, "Income Taxes." CICA 3465. The Company has elected not to restate prior years and the impact on the current year is not material. Had the Company restated prior years, the prior year tax provision would have increased by approximately $1,000 as certain net operating loss carryforwards which were utilized in 1997 would have been credit to goodwill and not to the income tax provision. Additionally, goodwill amortization would have been reduced for each of the remaining years of its useful life. The annual impact is not material to the Company's results of operations.

17. SHARE CAPITAL

AUTHORIZED SHARE CAPITAL

The authorized share capital consists of unlimited Class A Preference shares and unlimited, no par value common shares.

SHARE WARRANTS

As of November 30, 1999, the Company had 2,899 outstanding share warrants, which call for the issuance of one common share upon presentation of the warrant at issue prices ranging from $2.00 to $9.56. These warrants expire at various times through September, 2002.

STOCK OPTIONS

In May 1999, the Stockholders amended the Company's 1995 Stock Option Plan (the "Plan"). Under the Plan, the Company is authorized to issue 4,342 options to purchase shares.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


17. SHARE CAPITAL - CONTINUED

Information with regard to stock options is as follows:

                                      SHARES    OPTION PRICE RANGE

Outstanding, November 30, 1996          553        $1.76-$9.76
Granted                                 994        $6.67-$7.72
Cancelled                              (144)       $1.76-$7.09
Exercised                              (267)       $1.79-$7.72
                                      -----
Outstanding, November 30, 1997        1,136        $1.79-$9.76
Granted                                 716       $6.36-$10.76
Cancelled                              (213)       $3.20-$6.00
Exercised                              (113)       $1.66-$3.20
                                      -----
Outstanding, November 30, 1998        1,526       $1.73-$11.20
Granted                               2,022        $1.19-$1.90
Cancelled                              (395)      $1.49-$11.20
Exercised                                --
                                      -----
Outstanding, November 30, 1999        3,153        $1.19-$7.46
                                      =====
Options current exercisable             976        $1.19-$7.46
                                      =====

The weighted average fair value of options granted during 1999, 1998, and 1997 were $0.85, $3.59, and $6.42 per share, respectively.

The weighted average exercise price and remaining term as of November 30, 1999 are $3.64 and 3.46 years, respectively.

18. DISCONTINUED OPERATIONS

During the second quarter of fiscal year 1999, management adopted plans to discontinue the switchgear operations of Chempower and the engineering business of Industra.

The assets of Chempower's switchgear operations have been liquidated as of November 30, 1999. Assets of Industra's engineering business will be liquidated when the business is sold. The net assets of Industra's engineering business are included in the November 30, 1999 consolidated balance sheet and are summarized as follows:

Accounts receivable, net                         $2,393
Other assets                                        109
                                                 ------
      Total assets                                2,502
                                                 ------
Accounts payable                                    605
Other liabilities                                 5,606
                                                 ------
      Total liabilities                           6,211
                                                 ------
Net liabilities of discontinued operations       $3,709
                                                 ======

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


18. DISCONTINUED OPERATIONS - CONTINUED

Summary operating results for the years ended November 30, 1999, 1998 and 1997 were as follows:

                                                         1999            1998            1997
                                                       --------        --------        --------

Revenues                                               $ 13,219        $ 23,300        $ 26,321
Operating earnings (loss)                                (6,205)         (2,268)          1,870
Interest expense                                            270             340             176
Earnings (loss) before income taxes                      (6,475)         (2,608)          1,694
Income tax provision (benefit)                           (2,211)           (911)            576
Net earnings (loss) from discontinued operations         (4,264)         (1,697)          1,118

Operating losses during the phase out period have been included in the loss from discontinued operations in the accompanying financial statements. Interest expense has been allocated based on intercompany debt balances.

19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND PRACTICES

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

During 1998, the Company issued $120,000 in Senior Notes (see Note 12) and used certain of the proceeds to retire existing indebtedness. As a result, the Company recorded a charge of $2,400 relating to the early extinguishment of debt. Under U.S. Basis, such amount would have been presented as an extraordinary item, net of tax. Additionally, the Company repurchased $700 and $2,000 face amount of Senior Notes for approximately $420 and $1,430, resulting in a gain of $420 and $570 in 1999 and 1998, respectively. Under U.S. Basis, this gain would also be presented as an extraordinary item.

During 1997, the Company sold $18,000 aggregate principal amount of convertible debentures (the "Debentures"). In connection with these Debentures, the Company issued approximately 1,700 stock purchase warrants to the holders and as placement fees to third parties. Under Canadian Basis, the total amount allocated to the conversion feature was being charged to interest expense over ten years. All of these Debentures were converted during 1997 and the unamortized amount of $11,800 was charged to equity. Had the U.S. Basis been followed, the intrinsic value of the conversion feature of approximately $3,500 would have been charged to interest expense immediately as the Debentures contained a beneficial conversion feature on the date of issuance.

Under U.S. Basis, utilization of pre-acquisition net operating losses should be credited to goodwill rather than as a reduction in the income tax provision, as is practice under Canadian Basis. Therefore, under U.S. Basis, the 1998 income tax provision would have been adjusted by approximately $1,000.

Switchgear and engineering businesses would not be presented as discontinued operations under U.S. Basis. See Note 19 for additional amounts which would be included as continuing operations under U.S. Basis.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND PRACTICES - CONTINUED

The following is a comparison of net income under Canadian Basis to net income under U.S. Basis.

                                                                      1999                                      1998
                                                      ---------------------------------         ---------------------------------
                                                      Canadian Basis         U.S. Basis         Canadian Basis         U.S. Basis
                                                      --------------         ----------         --------------         ----------

Pre-tax loss                                             $(42,897)            $(49,652)            $(37,277)            $(38,055)
Income tax benefit                                           (890)              (3,207)              (8,795)              (9,011)
                                                         --------             --------             --------             --------
Loss before from continuing operations                    (42,007)             (46,445)             (28,482)             (29,044)
Loss from discontinued operations, net                     (4,264)                  --               (1,697)                  --
Gain (loss) from early extinguishment of debt                  --                  174                   --               (1,135)
                                                         --------             --------             --------             --------
Net loss                                                 $(46,271)            $(46,271)            $(30,179)            $(30,179)
                                                         ========             ========             ========             ========

Net loss per share from continuing
operations - basic                                       $  (1.93)            $  (2.13)            $  (1.36)            $  (1.39)
Loss from discontinued operations                           (0.19)                  --                (0.08)                  --
Gain (loss) from early extinguishment of debt                  --                 0.01                   --                (0.05)
                                                         --------             --------             --------             --------
Net loss                                                 $  (2.12)            $  (2.12)            $  (1.44)            $  (1.44)
                                                         ========             ========             ========             ========

Under U.S. Basis, primary and fully diluted earnings per share is calculated using the treasury stock method. The calculation of earnings per share for 1997 under U.S. Basis is as follows:

    Net earnings                                                                                                        $11,386
    Net earnings per share - Primary                                                                                    $  0.66
    Net earnings per share - Fully diluted                                                                              $  0.65

    Weighted average number of shares
        Primary                                                                                                          17,143
        Fully Diluted                                                                                                    18,784

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

The pro forma net earnings (loss) and basic earnings per share amounts below have been derived using the Black-Scholes stock option pricing model with the following assumptions for each stock option grant during the respective year:

Assumptions                                                                      1999             1998           1997
                                                                             ------------      ---------     ------------

      Risk-free interest rates                                               5.1% - 5.86%           5.5%      6.37%-6.63%
      Expected life of stock options (years)                                           5              5                5
      Expected volatility of common stock                                             65%            55%              55%
      Expected annual dividends of stock options                                       0              0                0
      Net earnings (loss) - as reported                                          (46,271)       (30,179)         $17,435
      Net earnings (loss) - pro forma                                            (47,191)       (31,100)         $17,191
      Basic earnings (loss) per share - as reported                         $      (2.12)      $  (1.44)     $      1.08
      Basic earnings (loss) per share - pro forma                           $      (2.17)      $  (1.48)     $      1.06

The pro forma effects on net earnings and earnings per common share for fiscal 1999, 1998 and 1997 may not be representative of the pro forma effects Statements of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" may have in future years.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


20. RETIREMENT PLANS

The Company has a profit-sharing plan (defined contribution) retirement plan covering employees in the United States, except employees who are members of a union who bargained separately for retirement benefits. Employees are eligible upon attaining the age twenty-one (21) and completing six months of service. The amount of contribution to the plan is determined annually by the Board of Directors and may vary from zero to fifteen percent of covered compensation.

The Company, through its collective bargaining agreements with various unions, contributes to the unions' retirement plans. For the years ended November 30, 1999, 1998, and 1997, an expense of $4,100, $2,700, and $2,700, respectively, was incurred for these retirement plans.

21. LITIGATION

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

At November 30, 1999, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows, except as disclosed above.

22. FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. At November 30, 1999, and 1998, the Company had notes receivable balances of $21,235 and $22,584, respectively, with various entities or persons as described in Note 4. Although some of the notes are collateralized or partially collateralized, the ultimate collectibility is dependent on the financial conditions of the various debtors. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer based and their diverse industries and geographic areas.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


22. FINANCIAL STATEMENTS - CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. The carrying amounts of long-term debt approximate fair value because the interest rates on these instruments change with market interest rates. The fair value of the Senior Notes was approximately $58,650 at November 30, 1999.

23. SEGMENTS OF THE BUSINESS

The Company operates in Canada and the United States in three primary industry segments: (1) Industrial Outsourcing Services which involves the repair, maintenance and modification of boilers, pressure vessels and tubing used in industrial facilities and includes specialty fabrication services involving high-quality custom steel and alloy products, (2) Environmental Services which include the clean-up and treatment of hazardous and non-hazardous organic and inorganic contaminants utilizing a number of technologies, and (3) Construction Management Services which involves tenant improvement, renovation, addition and design services to a national network of retailers. It is the Company's policy to price intersegment contracts on an equivalent basis to that used for pricing external contracts. The following is a summary of selected data for these business segments:

                                               Industrial                                 Construction
                                              Outsourcing           Environmental          Management               Total
                                                Services              Services              Services             Consolidated
                                                ---------             ---------             ---------            ------------

1999
Revenue                                         $ 171,619             $  33,322             $  53,136             $ 258,077
Operating loss                                    (23,831)               (2,689)               (4,990)              (31,510)
Depreciation and amortization                       4,558                   657                   607                 5,822
Capital expenditures during the year                2,515                   700                   123                 3,338
Identifiable assets                               133,194                51,162                52,568               236,924

1998
Revenue                                         $ 233,193             $  14,115             $  29,181             $ 276,489
Operating loss                                    (24,119)                  (78)               (2,416)              (26,613)
Depreciation and amortization                       3,565                   569                   590                 4,724
Capital expenditures during the year               10,066                 1,456                   272                11,794
Identifiable assets                               197,898                26,864                25,621               250,383

1997
Revenue                                         $ 144,904             $  38,757             $  10,496             $ 194,157
Operating earnings                                 11,732                 7,114                   256                19,102
Depreciation and amortization                       3,664                   964                   410                 5,038
Capital expenditures during the year                1,677                 1,408                    49                 3,134
Identifiable assets                               155,072                40,487                16,227               211,786

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


23. SEGMENTS OF THE BUSINESS - CONTINUED

The following table provides information with respect to the geographic segmentation of the Company's business.

                                                                                             Total
                                                 Canada             United States          Consolidated
                                                ---------           -------------          ------------

1999
Revenue                                         $  79,930             $ 178,147             $ 258,077
Operating loss                                    (10,095)              (21,415)              (31,510)
Depreciation and amortization                         880                 4,942                 5,822
Capital expenditures during the year                2,356                   982                 3,338
Identifiable assets                               146,038                90,886               236,924

1998
Revenue                                         $ 123,056             $ 153,433             $ 276,489
Operating loss                                     (6,123)              (20,490)              (26,613)
Depreciation and amortization                         480                 4,244                 4,724
Capital expenditures during the year                9,160                 2,634                11,794
Identifiable assets                               172,504                77,879               250,383

1997
Revenue                                         $  50,835             $ 143,322             $ 194,157
Operating earnings                                  6,503                12,599                19,102
Depreciation and amortization                       1,223                 3,815                 5,038
Capital expenditures during the year                  332                 2,802                 3,134
Identifiable assets                               122,472                89,314               211,786

24. SIGNIFICANT TRANSACTIONS AND SUBSEQUENT EVENTS

In November 1997, the Company sold its 50% ownership in MART to a third party for cash and notes aggregating $14,000, payable quarterly over five years with interest at 10% per annum. During fiscal 1997, two of the Company's subsidiaries (SRS and United Eco Systems, Inc. ("United Eco")) sold equipment and provided services to MART. SRS sold to MART equipment for $4,000 and United Eco provided construction, maintenance and operation services for approximately $6,600. MART is a state of the art thermal treatment facility which treat soils, sediments and other materials contaminated with hazardous and non-hazardous chemicals. Effective December 1, 1999, the Company acquired all of the outstanding shares of MART.

The 1997 Consolidated Statement of Operations includes revenue and direct costs of $24,600 and $14,400, respectively, resulting from these transactions.

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION

Set forth below are condensed Consolidating Financial Statements of the Company (Parent), the Guarantor Subsidiaries, Non Guarantor Subsidiaries (USIS), and the Company on a consolidated basis.

CONSOLIDATING BALANCE SHEET
AT NOVEMBER 30, 1999

                                                                                           Non-
                                 ASSETS                                                 Guarantor
                                 ------                      Company       Guarantor   Subsidiaries
                                                             (Parent)     Subsidiaries     (USIS)       Eliminations   Consolidated
                                                             --------     ------------     ------       ------------   ------------

CURRENT ASSETS
    Cash .................................................. $     (31)     $   5,231      $     280      $      --      $   5,480

    Accounts receivable ...................................     3,163         57,451          1,571             --         62,185
    Current portion of notes receivable ...................        --          2,777          1,489             --          4,266
    Amounts receivable from subsidiaries ..................    85,389        (85,389)            --             --             --
    Costs and estimated earnings in excess of billings ....        --          8,279            321             --          8,600
    Inventory .............................................        --         16,694             --             --         16,694
    Refundable income taxes ...............................     1,188             --             --             --          1,188
    Prepaid expenses and other current assets .............     1,368          3,395            249             --          5,012
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL CURRENT ASSETS ............................    91,077          8,438          3,910             --        103,425
                                                            ---------      ---------      ---------      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, NET ........................     1,263         53,814          1,800             --         56,877
                                                            ---------      ---------      ---------      ---------      ---------

OTHER ASSETS
    Goodwill ..............................................        --         32,030            660             --         32,690
    Deferred income taxes .................................    13,846            613          3,420             --         17,879
    Notes receivable ......................................    11,982            410          4,577             --         16,969
    Investments ...........................................    53,442          3,152             --        (52,075)         4,519
    Other assets ..........................................     4,036            520              9             --          4,565
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL OTHER ASSETS ..............................    83,306         36,725          8,666        (52,075)        76,622
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL ASSETS .................................... $ 175,646      $  98,977      $  14,376      $ (52,075)     $ 236,924
                                                            =========      =========      =========      =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities .............. $   4,641      $  32,107      $   2,676      $      --      $  39,424
    Line of credit ........................................        --         18,003             --             --         18,003
    Current portion of long-term debt .....................         6            308            475             --            789
    Income tax payable ....................................       (82)           720             --             --            638
    Billings in excess of costs and estimated earnings ....        --          8,195            246             --          8,441
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL CURRENT LIABILITIES .......................     4,565         59,333          3,397             --         67,295
                                                            ---------      ---------      ---------      ---------      ---------

LONG TERM LIABILITIES
    Senior notes ..........................................   117,300             --             --             --        117,300
    Long-term debt ........................................        13          2,625          1,068             --          3,706
    Other liabilities .....................................        --            915           (371)         2,155          2,699
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL LONG-TERM LIABILITIES .....................   117,313          3,540            697          2,155        123,705
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL LIABILITIES ...............................   121,878         62,873          4,094          2,155        191,000
                                                            ---------      ---------      ---------      ---------      ---------

SHAREHOLDERS' EQUITY
    Share capital .........................................    90,450             21             88           (109)        90,450
    Contributed surplus ...................................     2,845         42,237         22,684        (64,921)         2,845
    Cumulative foreign exchange ...........................    (3,432)         2,323             --             --         (1,109)
    Retained earnings (accumulated deficit) ...............   (36,095)        (8,477)       (12,490)        10,800        (46,262)
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL SHAREHOLDERS' EQUITY ......................    53,768         36,104         10,282        (54,230)        45,924
                                                            ---------      ---------      ---------      ---------      ---------
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ........ $ 175,646      $  98,977      $  14,376      $ (52,075)     $ 236,924
                                                            =========      =========      =========      =========      =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 1999

                                                                                             Non-
                                                                                          Guarantor
                                                             Company        Guarantor    Subsidiaries
                                                             (Parent)      Subsidiaries     (USIS)      Eliminations    Consolidated
                                                             --------      ------------     ------      ------------    ------------

REVENUE .................................................    $      --      $ 235,117      $  22,960      $      --      $ 258,077
                                                             ---------      ---------      ---------      ---------      ---------

COST AND EXPENSES
    Direct costs of revenue .............................           --        206,411         18,531             --        224,942
    Selling, general and administrative expenses ........        3,794         20,901          4,816             --         29,511
    Asset impairment, litigation, and other .............       18,121         10,878            313             --         29,312
    Depreciation and amortization .......................          150          5,635             37             --          5,822
                                                             ---------      ---------      ---------      ---------      ---------
    Total operating costs ...............................       22,065        243,825         23,697             --        289,587
                                                             ---------      ---------      ---------      ---------      ---------

OPERATING LOSS ..........................................      (22,065)        (8,708)          (737)            --        (31,510)
                                                             ---------      ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
    Interest expense, net ...............................      (11,746)           213            146             --        (11,387)
    Other, net ..........................................           --             --             --             --             --
                                                             ---------      ---------      ---------      ---------      ---------
    Total other income (expense) ........................      (11,746)           213            146             --        (11,387)
                                                             ---------      ---------      ---------      ---------      ---------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .....      (33,811)        (8,495)          (591)            --        (42,897)

INCOME TAX PROVISION (BENEFIT) ..........................       (1,988)            --          1,098             --           (890)
                                                             ---------      ---------      ---------      ---------      ---------

LOSS FROM CONTINUING OPERATIONS .........................      (31,823)        (8,495)        (1,689)            --        (42,007)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
TAX BENEFIT OF $2,211 ...................................           --         (4,264)            --             --         (4,264)
                                                             ---------      ---------      ---------      ---------      ---------

NET LOSS ................................................    $ (31,823)     $ (12,759)     $  (1,689)     $      --      $ (46,271)
                                                             =========      =========      =========      =========      =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED NOVEMBER 30, 1999

                                                                                                Non-
                                                                                             Guarantor
                                                                    Company    Guarantor    Subsidiaries
                                                                    (Parent)  Subsidiaries     (USIS)     Eliminations Consolidated
                                                                    --------    --------      --------      --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................  $(31,823)   $(12,759)     $ (1,689)     $     --     $(46,271)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Asset impairment, litigation, and other ................    18,121      10,878           313            --       29,312
          Gain on repurchase of senior notes .....................      (280)         --            --            --         (280)
          Depreciation and amortization ..........................       150       5,709           (37)           --        5,822
          Change in deferred income taxes ........................    (5,977)        582           871            --       (4,524)
          Change in refundable income taxes ......................     1,231          --            --            --        1,231
          Change in accounts receivable ..........................    (2,396)     (3,390)         (384)           --       (6,170)
          Change in costs and estimated earnings in excess
              of billings ........................................        --       1,246          (248)           --          998
          Change in inventory ....................................        --       1,376            --            --        1,376
          Change in other assets and liabilities .................    (1,498)     (1,078)       (2,654)           --       (5,230)
          Change in accounts payable .............................    (6,604)     (3,205)       (8,131)           --      (17,940)
          Change in billings in excess of costs and estimated
              earnings ...........................................        --         519           862            --        1,381
                                                                    --------    --------      --------      --------     --------
Net cash provided by (used in) operating activities ..............   (29,076)       (122)      (11,097)           --      (40,295)
                                                                    --------    --------      --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (disbursements for) notes receivable ...........      (886)        388        13,882            --       13,384
    Capital expenditures .........................................      (173)     (2,854)         (311)           --       (3,338)
    Acquisition of business, net of cash received ................        --         821         2,348            --        3,169
    Proceeds from sale of assets .................................        --          --         3,282            --        3,282
    Increase in goodwill .........................................        --         (89)           89            --           --
    Increase in minority interest ................................        --         339            --            --          339
    Increase in investments ......................................    (1,227)     (2,273)         (300)           --       (3,800)
                                                                    --------    --------      --------      --------     --------
Net cash provided by (used in) investing activities ..............    (2,286)     (3,668)       18,990            --       13,036
                                                                    --------    --------      --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit .................................        --      18,003            --            --       18,003
    Proceeds from long-term debt .................................        --          --           164            --          164
    Disbursements/receipts on intercompany debt ..................    19,705     (19,705)           --            --           --
    Principal payments on long-term debt .........................       (96)       (317)       (7,777)           --       (8,190)
    Repurchase of senior notes ...................................      (420)         --            --            --         (420)
                                                                    --------    --------      --------      --------     --------
Net cash provided by (used in) financing activities ..............    19,189      (2,019)       (7,613)           --        9,557
                                                                    --------    --------      --------      --------     --------
EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH ..................       859         502            --            --        1,361
                                                                    --------    --------      --------      --------     --------
NET INCREASE (DECREASE)  IN CASH .................................   (11,314)     (5,307)          280            --      (16,341)
CASH AT BEGINNING OF YEAR ........................................    11,283      10,538            --            --       21,821
                                                                    --------    --------      --------      --------     --------
CASH AT END OF YEAR ..............................................  $    (31)   $  5,231      $    280      $     --     $  5,480
                                                                    ========    ========      ========      ========     ========

Supplemental disclosure of noncash investing & financing activities
Acquisition of subsidiaries through issuance of stock ............       500          --            --            --          500
Acquisition of assets through issuance of stock ..................        --          --            --            --           --
Notes receivable issued for sale of assets .......................        --          --        24,396            --       24,396
Acquisition of equipment for long term debt ......................        --          --         1,529            --        1,529

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING BALANCE SHEET
AT NOVEMBER 30, 1998

                                 ASSETS                          Company      Guarantor
                                 ------                          (Parent)    Subsidiaries    Eliminations  Consolidated
                                                                ---------      ---------      ---------      ---------

CURRENT ASSETS
    Cash ..................................................     $  11,283      $  10,538      $      --      $  21,821
    Accounts receivable ...................................           767         50,026             --         50,793
    Current portion of notes receivable ...................         1,916          3,164             --          5,080
    Amounts receivable from subsidiaries ..................       105,093       (105,093)            --             --
    Costs and estimated earnings in excess of billings ....            --         11,202             --         11,202
    Inventory .............................................            --         23,080             --         23,080
    Refundable income taxes ...............................         2,419             --             --          2,419
    Prepaid expenses and other current assets .............         1,003          3,424             --          4,427
                                                                ---------      ---------      ---------      ---------
          TOTAL CURRENT ASSETS ............................       122,481         (3,659)            --        118,822
                                                                ---------      ---------      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, NET ........................           881         53,954             --         54,835
                                                                ---------      ---------      ---------      ---------

OTHER ASSETS
    Goodwill ..............................................            --         30,767             --         30,767
    Deferred income taxes .................................         8,142          1,322             --          9,464
    Notes receivable ......................................        17,244            260             --         17,504
    Investments ...........................................        54,635          1,450        (42,230)        13,855
    Other assets ..........................................         4,493            643             --          5,136
                                                                ---------      ---------      ---------      ---------
          TOTAL OTHER ASSETS ..............................        84,514         34,442        (42,230)        76,726
                                                                ---------      ---------      ---------      ---------
          TOTAL ASSETS ....................................     $ 207,876      $  84,737      $ (42,230)     $ 250,383
                                                                =========      =========      =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities ..............     $   5,482      $  27,102      $      --      $  32,584
    Notes payable .........................................            --             --             --             --
    Current portion of long-term debt .....................            --            630             --            630
    Income tax payable ....................................           191          1,143             --          1,334
    Billings in excess of costs and estimated earnings ....            --          3,834             --          3,834
                                                                ---------      ---------      ---------      ---------
          TOTAL CURRENT LIABILITIES .......................         5,673         32,709             --         38,382
                                                                ---------      ---------      ---------      ---------

LONG TERM LIABILITIES
    Senior notes ..........................................       118,000             --             --        118,000
    Long-term debt ........................................            70          2,619             --          2,689
    Other liabilities .....................................            --          1,074             --          1,074
                                                                ---------      ---------      ---------      ---------
          TOTAL LONG-TERM LIABILITIES .....................       118,070          3,693             --        121,763
                                                                ---------      ---------      ---------      ---------

          TOTAL LIABILITIES ...............................       123,743         36,402             --        160,145
                                                                ---------      ---------      ---------      ---------

SHAREHOLDERS' EQUITY
    Share capital .........................................        89,854             19            (19)        89,854
    Contributed surplus ...................................         2,845         42,211        (42,211)         2,845
    Cumulative foreign exchange ...........................        (4,291)         1,821             --         (2,470)
    Retained earnings (accumulated deficit) ...............        (4,275)         4,284             --              9
                                                                ---------      ---------      ---------      ---------
          TOTAL SHAREHOLDERS' EQUITY ......................        84,133         48,335        (42,230)        90,238
                                                                ---------      ---------      ---------      ---------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ........     $ 207,876      $  84,737      $ (42,230)     $ 250,383
                                                                =========      =========      =========      =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 1998

                                                              Company       Guarantor
                                                              (Parent)     Subsidiaries   Eliminations   Consolidated
                                                              ---------      ---------      ---------      ---------

REVENUE .................................................     $      --      $276,489       $      --      $ 276,489
                                                              ---------      ---------      ---------      ---------

COST AND EXPENSES
    Direct costs of revenue .............................            --        236,152             --        236,152
    Selling, general and administrative expenses ........         4,107         30,640             --         34,747
    Asset impairment, litigation, and other .............        19,199          8,280             --         27,479
    Depreciation and amortization .......................           119          4,605             --          4,724
                                                              ---------      ---------      ---------      ---------
    Total operating costs ...............................        23,425        279,677             --        303,102
                                                              ---------      ---------      ---------      ---------

OPERATING  LOSS .........................................       (23,425)        (3,188)            --        (26,613)
                                                              ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
    Interest expense, net ...............................           127         (9,293)            --         (9,166)
    Other, net ..........................................        (1,498)            --             --         (1,498)
                                                              ---------      ---------      ---------      ---------
    Total other income (expense) ........................        (1,371)        (9,293)            --        (10,664)
                                                              ---------      ---------      ---------      ---------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .....       (24,796)       (12,481)            --        (37,277)

INCOME TAX BENEFIT ......................................        (8,795)            --             --         (8,795)
                                                              ---------      ---------      ---------      ---------

LOSS FROM CONTINUING OPERATIONS .........................       (16,001)       (12,481)            --        (28,482)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
TAX BENEFIT OF $911 .....................................            --         (1,697)            --         (1,697)
                                                              ---------      ---------      ---------      ---------

NET LOSS ................................................     $ (16,001)     $ (14,178)     $      --      $ (30,179)
                                                              =========      =========      =========      =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED NOVEMBER 30, 1998

                                                                        Company        Guarantor
                                                                        (Parent)      Subsidiaries  Eliminations   Consolidated
                                                                        --------      ------------  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................     $ (15,090)     $ (15,089)     $      --     $ (30,179)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
         Asset impairment, litigation, and other ..................        28,629         (1,489)            --        27,140
         Loss on early extinguishment of debt .....................         2,400             --             --         2,400
         Gain on repurchase of senior notes .......................          (570)            --             --          (570)
         Depreciation and amortization ............................           119          4,797             --         4,916
         Change in deferred income taxes ..........................        (6,334)          (953)            --        (7,287)
         Change in refundable income taxes ........................        (2,419)            --             --        (2,419)
         Change in accounts receivable ............................           603         (1,047)            --          (444)
         Change in costs and estimated earnings in excess of
           billings ...............................................            --          1,943             --         1,943
         Change in inventory ......................................            --         (5,001)            --        (5,001)
         Change in other assets and liabilities ...................        (1,881)          (642)            --        (2,523)
         Change in notes receivable ...............................         3,549             --             --         3,549
         Change in accounts payable ...............................         4,466           (281)            --         4,185
         Change in billings in excess of costs and estimated
           earnings ...............................................            --            484             --           484
                                                                        ---------      ---------      ---------     ---------
Net cash provided by (used in) operating activities ...............        13,472        (17,278)            --        (3,806)
                                                                        ---------      ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds (disbursements for) notes receivable ................         6,230         (1,275)            --         4,955
     Capital expenditures .........................................          (162)       (11,632)            --       (11,794)
     Increase in investments ......................................       (18,898)         2,448             --       (16,450)
                                                                        ---------      ---------      ---------     ---------
Net cash used in investing activities .............................       (12,830)       (10,459)            --       (23,289)
                                                                        ---------      ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from senior notes ...................................       116,139             --             --       116,139
     Proceeds from notes payable ..................................         5,700             --             --         5,700
     Proceeds from long-term debt .................................            30            468             --           498
     Disbursements/receipts on intercompany debt ..................       (35,720)        21,116             --       (14,604)
     Principal payments on notes payable ..........................       (14,200)       (44,868)            --       (59,068)
     Principal payments on long-term debt .........................       (58,515)        58,515             --            --
     Repurchase of senior notes ...................................        (1,430)            --             --        (1,430)
     Debt issuance costs ..........................................            --             --             --            --
     Stock issuance costs .........................................           (89)            --             --           (89)
     Issuance of common stock .....................................         1,470             --             --         1,470
                                                                        ---------      ---------      ---------     ---------
Net cash provided by financing activities .........................        13,385         35,231             --        48,616
                                                                        ---------      ---------      ---------     ---------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH ...................        (2,890)         1,931             --          (959)
                                                                        ---------      ---------      ---------     ---------
NET INCREASE IN CASH ..............................................        11,137          9,425             --        20,562
CASH AT BEGINNING OF YEAR .........................................           146          1,113             --         1,259
                                                                        ---------      ---------      ---------     ---------
CASH AT END OF YEAR ...............................................     $  11,283      $  10,538      $      --     $  21,821
                                                                        =========      =========      =========     =========

Supplemental disclosure of noncash investing and financing
activities
Acquisition of subsidiaries through issuance of stock .............         1,526             --             --         1,526
Acquisition of assets through issuance of stock ...................         8,910             --             --         8,910

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED NOVEMBER 30, 1997

                                                      Company       Guarantor
                                                      (Parent)     Subsidiaries   Eliminations   Consolidated
                                                      --------     ------------   ------------   ------------

REVENUE ...........................................   $  20,952      $ 173,205      $      --     $ 194,157
                                                      ---------      ---------      ---------     ---------

COST AND EXPENSES
    Direct costs of revenue .......................       9,858        134,525             --       144,383
    Selling, general and administrative expenses...       1,989         23,645             --        25,634
    Asset impairment, litigation, and other .......          --             --             --            --
    Depreciation and amortization .................         484          4,554             --         5,038
                                                      ---------      ---------      ---------     ---------
    Total operating costs .........................      12,331        162,724             --       175,055
                                                      ---------      ---------      ---------     ---------
OPERATING EARNINGS ................................       8,621         10,481             --        19,102
                                                      ---------      ---------      ---------     ---------

OTHER INCOME (EXPENSE)
    Interest expense, net .........................      (2,053)        (2,717)            --        (4,770)
    Other, net ....................................       3,004            235             --         3,239
                                                      ---------      ---------      ---------     ---------
    Total other income (expense) ..................         951         (2,482)            --        (1,531)
                                                      ---------      ---------      ---------     ---------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES .............................................       9,572          7,999             --        17,571

INCOME TAX PROVISION ..............................       1,254             --             --         1,254
                                                      ---------      ---------      ---------     ---------
EARNINGS FROM CONTINUING OPERATIONS ...............       8,318          7,999             --        16,317

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF
INCOME TAX PROVISION OF $576 ......................          --          1,118             --         1,118
                                                      ---------      ---------      ---------     ---------
NET EARNINGS ......................................   $   8,318      $   9,117      $      --     $  17,435
                                                      =========      =========      =========     =========

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED NOVEMBER 30, 1997

                                                                         Company         Guarantor
                                                                         (Parent)       Subsidiaries    Eliminations    Consolidated
                                                                         --------       ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .........................................................  $     7,472      $     9,963    $        --     $    17,435
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Gain on sale of assets and subsidiaries ....................       (2,459)            (223)            --          (2,682)
          Depreciation and amortization ..............................          484            4,898             --           5,382
          Change in deferred income taxes ............................        2,092             (263)            --           1,829
          Noncash income, net ........................................          648             (323)            --             325
          Change in accounts receivable ..............................       (1,032)         (14,900)            --         (15,932)
          Change in notes receivable .................................      (14,000)              --             --         (14,000)
          Change in costs and estimated earnings in excess
              of billings.............................................           --           (7,824)            --          (7,824)
          Change in inventory ........................................           --              106             --             106
          Change in other assets and liabilities .....................        2,979           (1,555)            --           1,424
          Change in accounts payable .................................         (372)          (4,151)            --          (4,523)
          Change in billings in excess of costs and estimated
              earnings ...............................................           --             (458)            --            (458)
                                                                        -----------      -----------    -----------     -----------
    Net cash used in operating activities ............................       (4,188)         (14,730)            --         (18,918)
                                                                        -----------      -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (disbursements for) notes receivable ...............       (4,661)           3,563             --          (1,098)
    Capital expenditures .............................................         (461)          (2,673)            --          (3,134)
    Proceeds from sales of assets ....................................           --            3,448             --           3,448
    Acquisition of business, net of cash acquired ....................      (10,481)             (12)            --         (10,493)
    Increase in investments ..........................................       (1,277)              --             --          (1,277)
                                                                        -----------      -----------    -----------     -----------
Net cash provided by (used in) investing activities ..................      (16,880)           4,326             --         (12,554)
                                                                        -----------      -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable ......................................       33,500               --             --          33,500
    Proceeds from long-term debt .....................................       58,500               --             --          58,500
    Principal payments on notes payable ..............................      (15,834)         (37,362)            --         (53,196)
    Principal payments on long-term debt .............................           --           (7,607)            --          (7,607)
    Proceeds from sales/leaseback ....................................           --            4,000             --           4,000
    Disbursements/receipts on intercompany debt ......................      (50,762)          50,762             --              --
    Debt issuance costs ..............................................       (1,917)              --             --          (1,917)
    Stock issuance costs .............................................       (2,479)              --             --          (2,479)
    Issuance of common stock .........................................        1,613               --             --           1,613
                                                                        -----------      -----------    -----------     -----------
Net cash provided by financing activities ............................       22,621            9,793             --          32,414
                                                                        -----------      -----------    -----------     -----------
EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH ......................       (1,401)           1,401             --              --
                                                                        -----------      -----------    -----------     -----------
NET INCREASE IN CASH .................................................          152              790             --             942
CASH AT BEGINNING OF YEAR ............................................           (6)             323             --             317
                                                                        -----------      -----------    -----------     -----------
CASH AT END OF YEAR ..................................................  $       146      $     1,113    $        --     $     1,259
                                                                        ===========      ===========    ===========     ===========
Supplemental disclosure of cash flow information
    Cash payments for interest                                                1,788            2,930             --           4,718
    Cash payments for income taxes                                               --              281             --             281

                            AMERICAN ECO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (United States Dollars in thousands, except per share amounts)


25. GUARANTOR FINANCIAL STATEMENT INFORMATION (CONTINUED)

CONSOLIDATING STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED NOVEMBER 30, 1997

 Supplemental disclosure of noncash investing and financing activities

                                                                  Company    Guarantor
                                                                  (Parent)  Subsidiaries  Elimination  Consolidated
                                                                  --------  ------------  -----------  ------------

      Notes receivable issued for sale of subsidiaries              11,000           --           --      11,000
      Notes receivable increase to USIS through stock issuance       7,784           --           --       7,784
      Acquisition of subsidiaries through issuance of stock          5,296           --           --       5,296
      Debentures converted to stock                                 21,500           --           --      21,500
      Transfer of assets to/from parent and subsidiaries               (26)          26           --          --
      Acquisition of equipment for notes payable                        --           58           --          58
      Transfer of investment from subsidiary to parent               1,000       (1,000)          --          --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers and directors are set forth below, together with the positions held by each such person in the Company and their ages as of January 31, 2000. All directors are elected annually by the shareholders of the Company and serve until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the will of the Board of Directors.

              NAME                                    AGE                                   POSITIONS
              ----                                    ---                                   ---------

J.C. Pennie(1)                                        60                       Chairman of the Board of Directors

Michael E. McGinnis(1)                                50                       President, Chief Executive Officer
                                                                               and Director

Michael Appling Jr.                                   33                       Chief Financial Officer and Vice
                                                                               President

Matthew D. Hill                                       30                       Chief  Operating Officer and Senior
                                                                               Vice President

Todd Quattlebaum                                      40                       Vice President of Operations

Bruce A. Rich                                         60                       Secretary

Barry Cracower(2)                                     61                       Director

William A. Dimma(2)(3)(4)                             71                       Director

Honorable Donald R. Getty(3)(4)                       66                       Director

(1)  Member of Executive Committee

(2)  Member of Audit Committee

(3)  Member of Compensation Committee

(4)  Member of Corporate Governance Committee

EXECUTIVE OFFICERS

         J.C. PENNIE has been a director of the Company since February 1992, the Chairman of the Board of Directors since December 1998 and was the Vice-Chairman from October 1993 to December 1998. Mr. Pennie served as the Company's President and Chief Executive Officer in 1992 in order to execute the downsizing and reorganization of the Company. Since 1974, he has been President of Windrush Corporation which provides management and financial services to turnaround and start-up companies. He is also the Chairman of Imark Corporation, a Canadian public company.

         MICHAEL E. MCGINNIS has been the Chief Executive Officer of the Company since 1993, the President since December 1998 having served as President from 1993 to July 1998, a director since 1994 and was Chairman from May 1997 to December 1998. He was the President and Chief Executive Officer of Eco Environmental, a provider of environmental remediation services to industrial clients, when it was acquired by the Company in 1993. Prior to joining Eco Environmental, in 1992, Mr. McGinnis was employed with The Brand Companies, Inc., one of the largest asbestos abatement contractors in the United States. Mr. McGinnis joined The Brand Companies in 1965 and served in various operational and administrative capacities for over 27 years. Mr. McGinnis has been a director of USIS since February 1996, having served as its Chairman of the Board from June 1996 to October 1997, and its President from March 1996 to August 1996, and resumed serving as President in November 1999.

         MICHAEL APPLING JR. has served as Chief Financial Officer and Vice President since June 1999. Prior to joining the Company, from September 1997 to May 1999, Mr. Appling served as Vice President, Finance and Accounting and Director of Corporate Development for ITEQ, Inc., an industrial service and manufacturing company. From 1991 to 1997, Mr. Appling worked for the audit practice of Arthur Andersen LLP most recently as manager where he served several public companies extensively involved in mergers and acquisitions. Since November 1999, Mr. Appling has also served as Chief Financial Officer and Director of USIS.

         MATTHEW D. HILL has served as Chief Operating Officer since May 1, 1999. He has served as Senior Vice President since December 1998, having served as Vice President/Director of Operations, Gulf Coast, and President of The Turner Group from April 1997 to December 1998. He served as the Company's Executive Director of Administration from January 1997 until March 1997 and as the Company's Director of Special Projects from March 1996 until January 1997. Prior thereto, Mr. Hill was the Manager of Eco Environmental's Spill Response Division from April 1995 to March 1996. Prior to joining Eco Environmental, Mr. Hill had been Plant Manager of Alumatech, Inc., a specialty aluminum trailer manufacturer, since May 1992.

         TODD QUATTLEBAUM has been Vice President of Operations since January 1, 2000. Between 1997 and 1999, Mr. Quattlebaum served as Vice President of Operations for ITEQ, Inc., an industrial service and manufacturing company. Prior to 1997, he served Joy Technologies in the capacities of Project Director including Precontracts, Contract Administration, and Product Development. Prior to Joy Technologies, Mr. Quattlebaum held manager positions with Asea Brown Bover (ABB), and Dresser Industries, Inc.

         BRUCE A. RICH has been Secretary of the Company since May 1997. He has been a partner in Thelen Reid & Priest LLP, a New York, New York law firm since 1992, and prior thereto was a partner in another law firm. His law firm performs legal services for the Company.

OUTSIDE DIRECTORS

         BARRY CRACOWER has been a director of the Company since December 1996. Mr. Cracower has been the President of Pharmx Rexall Drug Stores Ltd., a drug store chain based in Concord, Ontario, since 1990. Prior to 1990, he held senior executive positions at several major Canadian corporations. Mr. Cracower served on the Board of Directors of the predecessor corporation to the Company, ECO Corporation, in 1992 during its restructuring. He also is a director of Algonquin Mercantile Corporation, Imark Corporation, and Katz Enterprises, all Canadian companies.

         WILLIAM A. DIMMA has been a director of the Company since January 1997. He has sat on 48 corporate Boards and 28 not-for-profit Boards since 1967. From 1975 to 1993, he was, successively, President of Torstar Corporation and Toronto Star Newspapers Limited, A.E. LePage Limited, and Royal LePage Limited. Mr. Dimma currently chairs the Boards of Home Capital Group Inc., Perigee Inc., Royal LePage Commercial Advisory Board, SwissRe Holdings (Canada) Inc., Swiss Re Life & Health Canada and Swiss Reinsurance Company Canada. In addition, he is a director of Minacs Worldwide Group Inc., Magellan Aerospace Corporation, and Trilon Financial Corporation.

         HONORABLE DONALD R. GETTY has been a director of the Company since January 1997. Mr. Getty has been the President and Chief Executive Officer of Sunnybank Investments Ltd., an investment and consulting company located in Edmonton, Alberta, since December 1992. Mr. Getty has held elected and appointive offices in Canadian government, most recently as the Premier of the Province of Alberta from 1985 to 1992 and as the Minister of Energy and Natural Resources for the Provincial Government of Alberta between 1971 and 1979. Mr. Getty currently serves on the boards of directors of Guyanor Resources S.A., a mining company in French Guyana; and Nationwide Resources, Mera Petroleum, an oil and gas company, Cen Pro Technologies, an engineering company and Eclipse Investments, all located in Canada. Mr. Getty is also a director and Vice Chairman of the Alberta Racing Corporation, which is responsible for all forms of horse racing in Alberta, Canada.

SIGNIFICANT EMPLOYEES

         JOSEPH D. DEFRANCO has served as the Subsidiary President of SRS since July 1996 when SRS was acquired by the Company. Mr. DeFranco had served as the President, Chief Executive Officer, Treasurer and a director of SRS since 1973. Mr. DeFranco will become a consultant of the Company effective April 1, 2000.

         MICHAEL FUGITT has served as the Subsidiary President of C. A. Turner Construction since April 1998, having held various positions at The Turner Group since 1989.

         BESIM HALEF has been Subsidiary President of MM Industra since June 1996. Between April 1994 and May 1996, Mr. Halef served as a project general manager for National Heavy Industries Limited, Saudi Arabia in connection with a project to build specialty fabrication facilities in the Kingdom of Saudi Arabia. Mr. Halef had served in various capacities at M&M Manufacturing Limited Partnership, the predecessor of MM Industra, between 1985 and 1994, most recently as the Executive Vice President and General Manager of that company from March 1991 to April 1994.

         WILLI HAMM has served as the Subsidiary President of Industra Service since June 1997, having been a senior executive at Industra Service since 1986.

         CECIL HODGKINSON has served as the Subsidiary President of Action Contract Services since March 1997, having been with The Turner Group from 1989 to March 1997 with his last position being Manager of Estimating.

         BRIAN HORNE has served as the Subsidiary President of MART since September 1997. From July 1995 to August 1997, Mr. Horne served as Northeast Manager of U.S. Operations for the Company's wholly-owned subsidiary SRS. He has 17 years experience in the waste processing industry.

         JOHN HOYLE has served as the Subsidiary President of United Eco since November 1996. Mr. Hoyle had been the President of Four Seasons Environmental, Inc., an environmental services company, between July 1996 and August 1993, and served as the Vice President of that corporation between August 1993 and September 1990.

         C.N. JONES has served as the Subsidiary President of CCG since September 1997 when CCG was acquired by the Company. Mr. Jones had served as the President of CCG since 1991.

         DAVID KRACHE has served as the Subsidiary President of Chempower since September 1998. From May 1998 to September 1998, Mr. Krache had been at Dominion Bridge, and from April 1994 to May 1998, he had been President of National Service Cleaning Corp., a subsidiary of NSC Corp.

         The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance Committee. The Audit Committee reviews the annual and quarterly financial statements, and meets with the outside accountants and senior management regarding, among other items, internal control procedures established by the Company. The Compensation Committee sets the level of compensation of the Company's executive officers. The Corporate Governance Committee monitors compliance with the corporate governance guidelines of the Company.

         During the 1999 fiscal year, the Board of Directors met in person or telephonically eight times, and each director attended at least 88% of the meetings. The Board of Directors also authorized corporate actions through written consents.

COMPLIANCE WITH CERTAIN REPORTING REQUIREMENTS

         Section 16(a) of the Securities Exchange Act of 1934 requires that the officers, directors and 10.0% shareholders of a domestic issuer report the ownership and purchase or sale of the equity securities of such issuer to the SEC. Based on the Company's records, the Company believes its officers, directors and 10.0% shareholders are in compliance with Section 16(a) for fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company as of the end of fiscal 1999 whose annual salary plus other forms of compensation exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM         ALL OTHER
                                                 ANNUAL COMPENSATION                   COMPENSATION     COMPENSATION
                                     -------------------------------------------------------------------------------
          NAME                                                                          SECURITIES
          AND                                                     OTHER ANNUAL          UNDERLYING
        POSITION           YEAR      SALARY ($)    BONUS ($)    COMPENSATION ($)       OPTIONS (#)
        --------           ----      ----------    ---------    ----------------       ----------

J. C. Pennie               1999             0            0           335,000(4)          140,000                0
Chairman                   1998             0            0           303,000(4)           40,000                0
of the Board               1997             0            0           112,885(4)          100,000                0


Michael E. McGinnis        1999       296,923 (1)        0             8,310(2)          210,000                0
President and              1998       300,000 (1)        0            11,676(2)           40,000                0
Chief Executive            1997       279,166 (1)        0            10,885(2)          150,000                0
Officer


Michael Appling Jr.        1999        75,000            0             4,500(2)           50,000                0
Chief Financial Officer
and Vice President(3)

Matthew D. Hill            1999       199,103 (1)        0            11,297(2)          161,000                0
Chief Operating Officer
and Senior Vice
President (3)

---------------------

(1) Includes $2,000, $1,056, and $1,600 of deferred compensation contributed by the Company to Mr. McGinnis' 401K Plan in fiscal 1999, 1998 and 1997, respectively, and includes $2,500 of deferred compensation contributed by the Company to Mr. Hill's 401K Plan in fiscal 1999.

(2)  Represents automobile lease payments or allowance paid by the Company.

(3)  Became an Executive Officer during Fiscal Year 1999.

(4) Represents fees paid to Windrush Corporation of which by Mr. Pennie is President, for executive services for the Company's Toronto office.

EMPLOYMENT CONTRACTS

         As of May 1, 1999, the Company and Michael E. McGinnis entered into a new employment agreement for Mr. McGinnis to serve as President and Chief Executive Officer pursuant to which he receives an annual base salary of $300,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and is entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment agreement. The agreement provides for $5 million life insurance coverage, up to five years compensation upon termination by the Company without cause, and upon change of control subject to certain limitations. The agreement is subject to two year non-compete or certain conditions. The employment agreement terminates on May 1, 2004. Mr. McGinnis agreed to a salary reduction of $50,000 as of January 1, 2000.

         The Company and Matthew D. Hill have entered into an employment agreement pursuant to which Mr. Hill receives an annual base salary of $200,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and is entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment agreement. The agreement provides for $2 million life insurance coverage, up to two years compensation upon termination by the Company without cause, and upon change of control subject to certain limitations. The agreement is subject to two year non-compete or certain conditions. The employment agreement terminates on June 1, 2002. Mr. Hill agreed to a salary reduction of $16,000 as of January 1, 2000.

         The Company and Michael Appling Jr. have entered into an employment agreement pursuant to which Mr. Appling receives an annual base salary of $150,000, an automobile allowance of $750 per month plus any operating and maintenance expenses associated with such vehicle, and is entitled to participate in an annual bonus program determined by the level of basic earnings per share of the Company for each fiscal year of the term of the employment agreement. The agreement provides for $2 million life insurance coverage, up to one year compensation upon termination by the Company without cause, and up to two years upon change of control subject to certain limitations. The agreement is subject to one year non-compete or certain conditions. The employment agreement terminates on June 1, 2001. Mr. Appling agreed to a salary reduction of $10,000 as of January 1, 2000.

         Many of the Company's senior officers agreed to voluntary salary reductions as of January 1, 2000.

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

STOCK OPTIONS

         The following table provides information with respect to stock options granted to the Named Executive Officers during fiscal 1999.

                              STOCK OPTIONS GRANTED
                     IN FISCAL YEAR ENDED NOVEMBER 30, 1999

                                                                                  MARKET VALUE
                                                       % OF TOTAL                 OF SECURITIES
                                                         OPTIONS                   UNDERLYING
                                     SECURITIES         GRANTED TO                 OPTIONS ON
                                        UNDER            EMPLOYEES       EXERCISE  THE DATE OF
                                       OPTIONS         IN FINANCIAL        PRICE      GRANT          EXPIRATION
NAME                                  GRANTED (#)          YEAR           (CDN$)     (CDN$)             DATE
----                                  -----------          ----           ------     ------             ----

J.C. Pennie                             140,000              15%            2.20      308,000          4/23/04

Michael E. McGinnis                     210,000              23%            2.20      462,000          4/23/04

Michael Appling Jr.                      50,000               5%            2.80      140,000           6/1/04

Matthew D. Hill                         100,000              17%            2.21      221,000          3/23/04
                                         31,000                             2.20       68,200          4/23/04
                                         30,000                             1.76       52,800           9/7/04

         The following table provides information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 30, 1999 and the balance of stock options remaining after such exercises. All stock options described below were presently exercisable at November 30, 1999.

                       AGGREGATED STOCK OPTIONS EXERCISED
                     IN FISCAL YEAR ENDED NOVEMBER 30, 1999
                           AND FISCAL YEAR-END VALUES

                                                                     NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                                          UNDERLYING         IN-THE-MONEY STOCK
                                                                      UNEXERCISED OPTIONS     OPTIONS AT FISCAL
                                                                           AT FISCAL               YEAR-END
                                                                            YEAR-END              (CDN$)(1)
                                                                              (#)
                               SECURITIES
                                ACQUIRED
                                  UPON              VALUE REALIZED        EXERCISABLE/           EXERCISABLE/
     NAME                      EXERCISE(#)              (US$)            UNEXERCISABLE          UNEXERCISABLE
     ----                      -----------              -----            -------------          -------------

J.C. Pennie                        --                    --              104,000/176,000              0/0
Michael E. McGinnis                --                    --              164,000/256,000              0/0
Michael Appling Jr.                --                    --               10,000/40,000               0/0
Matthew D. Hill                    --                    --               47,000/145,000              0/0

(1) Based on the closing price of the Common Shares on The Toronto Stock Exchange on November 30, 1999 of CDN$1.21.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 31, 2000 the number of Common Shares beneficially owned by (i) each person known to be the beneficial owner of more than five percent of the outstanding Common Shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group as known by the Company or as reflected on the records of the transfer agent.


                        NAME AND ADDRESS OF                                      AMOUNT AND NATURE OF
                          BENEFICIAL OWNER*                                    BENEFICIAL OWNERSHIP(1)
                          -----------------                                  ------------------------------
                                                                             NUMBER              PERCENTAGE
                                                                             ------              ----------

Michael E. McGinnis...............................................          238,840(2)               1.0%
J.C. Pennie.......................................................          146,400(3)               0.6%
Honorable Donald R. Getty.........................................          139,000(4)               0.6%
Barry Cracower ...................................................          118,000(4)               0.5%
William A. Dimma .................................................          104,000(4)               0.4%
Michael Appling Jr................................................           10,000(5)                --
Matthew D. Hill...................................................           51,700(6)                --
Directors and executive
officers as a group (7 persons)...................................          807,940(7)               3.7%

 * Unless otherwise indicated, the address is c/o American Eco Corporation, 154 University Avenue, Toronto, Ontario M5H 3Y9.

(1) Unless otherwise indicated, the Company has been advised that each person above has sole voting and investment power over the Common Shares indicated above. The number of shares beneficially owned includes Common Shares which each beneficial owner has the right to acquire within 60 days of January 31, 2000.

(2)  Includes 164,000 Common Shares underlying stock options.

(3) Includes (i) 104,000 Common Shares underlying stock options, (ii) 700 Common Shares owned by his wife and (iii) 41,700 Common Shares owned by a corporation of which he is President.

(4)  Includes 104,000 Common Shares underlying stock options.

(5)  Includes 10,000 Common Shares underlying stock options.

(6)  Includes 47,000 Common Shares underlying stock options.

(7) Includes Common Shares disclosed in notes (2), (3), (4), (5), and (6) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT OR AFFILIATES OF MANAGEMENT

         Pursuant to an agreement among the Company, Windrush Corporation ("Windrush"), and J.C. Pennie, dated May 1, 1999, Windrush received a fee of $20,000 per month in consideration for executive services for administration, strategic and marketing planning provided to the Company and is eligible for annual profit participation based upon levels of the Company's earnings per share. This agreement expires on May 1, 2004, and has a five-year renewable term and is subject to a five year payment upon a change in control. Mr. Pennie on behalf of Windrush has agreed to a fee reduction to $18,000 per month. J.C. Pennie, the Chairman of the Board of Directors of the Company, is President of Windrush. Windrush also received a one-time payment of $145,000 for consulting services related to unsuccessful acquisitions. The previous agreement paid Windrush a monthly fee of $10,000 from November 1998 to May 1999.

As of August 31, 1997, the Company sold its subsidiaries Eco Environmental and Environmental Evolutions to Eurostar Interests Ltd. ("Eurostar") for an aggregate purchase price of $11.0 million payable in a one-year promissory note (the "Eco Note"), which was to be collateralized by all of the capital stock of Eurostar. Eurostar assigned its interest in Eco Environmental and Environmental Evolutions to UKstar (Canada) Inc. ("UKstar"), which in turn transferred its interest in Eco Environmental and Environmental Evolutions to Eco Technologies International, Inc. ("ETI"), a Canadian public company. UKstar owns 85.5% of ETI. Windrush owns 1.6% of ETI. Mr. Pennie also served as the Secretary of UKstar and as the Chairman of ETI, and Barry Cracower, a director of the Company, also served as a director of ETI until they resigned on March 30, 1999. In February 1998, UKstar paid $603,000 to the Company for reimbursement of monies advanced by the Company for the operating expenses of Eco Environmental and Environmental Evolutions from September 30, 1997 to November 30, 1997. In October 1998, UKstar paid $3.0 million on the Eco Note, and is to repay the remaining $9,313,975 on September 30, 2000 with quarterly interest installments of $227,028, which obligations are collateralized by 2,000,000 shares of ETI Common Stock and a $3.0 million performance bond. The Company has made a claim on the $3.0 million bond and has placed Ukstar under demand for payment. The Company has written off the entire note balance, but will continue to pursue all rights and remedies to collect all amounts owed.

         In July 1998, Industra Service entered into a 15-year lease for an office, shop and warehouse in Edmonton, Alberta from Sunnybank Property Ltd., a company in which Honorable Donald R. Getty, a director of the Company, is President and has a 25% interest. The annual lease payments are $320,000. Management believes the lease terms are at commercially reasonable rates.

         In June 1999, the Company entered into an agreement with Honorable Donald R. Getty, a director of the Company, to provide consultant services to help the Company identify upcoming projects and introduce it to prospective clients. The agreement expires in 12 months and the fee is $5,000 per month.

INDEBTEDNESS OF MANAGEMENT OR AFFILIATES OF MANAGEMENT

         In August 1998, the Board of Directors authorized the Company to loan up to $100,000 to each Director for the purpose of using the proceeds to purchase the Company's Common Shares in the open market. These loans are to be repaid in three years, bear interest at the rate of 9-5/8% per annum, and are unsecured. Messrs. Fradella, a former Director, Getty and Pennie each took a loan for $100,000 and Mr. Cracower took a loan for $50,000. As of November 30, 1999, the following Director loans were outstanding: Mr. Fradella - $112,499.32, Mr. Getty - $112,472.95, Mr. Pennie - $84,448.84 and Mr. Cracower - $20,212.52.

         During fiscal 1997, the Company loaned $84,100 to Michael E. McGinnis, a director and executive officer of the Company, for the purpose of purchasing Common Shares of the Company in the open market. The loan increased his indebtedness to the Company to $630,057. The loan was to mature on May 7, 1998, and the maturity was extended to May 31, 2001, bearing interest at the rate of 10.0% per annum. The outstanding balance of the loan, including interest, as of November 30, 1999 was $724,659.14.

         In May 1997, the Company loaned $305,000 at 8.5% interest per annum to David L. Norris, former executive officer, for the purchase of a home in connection with his relocation to the Company's headquarters in Houston, Texas. The loan was to mature in May 1998 and was extended to February 1, 2003, and is unsecured. The outstanding balance of the loan, including interest, as of November 30, 1999 was $326,017.81.

         In September 1998, the Company loaned $100,000 to Besim Halef, an executive officer, repayable over three years, together with interest at the rate of 6% per annum. The outstanding balance of the loan, including interest, as of November 30, 1999 was $107,486.30.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS:

The following audited Consolidated Financial Statements of American Eco Corporation and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheet as of November 30, 1999 and 1998

         Consolidated Statement of Operations for the years ended November 30, 1999, 1998 and 1997

         Consolidated Statement of Shareholders' Equity for the years ended November 30, 1999, 1998 and 1997

         Consolidated Statement of Changes in Financial Position for the years ended November 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of American Eco Corporation and subsidiaries are included in Item 14(d):

         All schedules to the Consolidated Financial Statements required by
         Article 7 of Regulation S-X are not required under related instructions or are not applicable and, therefore, have been omitted.

(b) REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the fourth quarter of fiscal 1999.

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

3.2.1    By-Laws (incorporated by reference to Exhibit 3.2 to the Form 10.).

3.2.2 By-Law Number 10 (incorporated by reference to Exhibit 3.2.2 to the 1996 Form 10-K).

3.3 Rights Agreement, dated as of April 1998, between the Company and The CIBC Mellon Trust Company (incorporated by reference to Exhibit 4 to the Company's Form 8-K for an event of April 9, 1998.)

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

4.3 Form of Common Stock Purchase Warrant expiring May 29, 2002 (incorporated by reference to Exhibit 4.5 to the May 1997 Form 10-Q).

*10.1 Agreement, dated as of May 1, 1999 among the Company, Windrush Corporation, and J.C. Pennie.

10.2 Agreement and Plan of Merger dated as of April 26, 1996, among the Company SRS Acquisition Corporation and Separation and Recovery Systems, Inc. ("SRS") (incorporated by reference to Exhibit 10.4.1 to the 1996 Form 10-K).

10.3 Acquisition Agreement, dated as of May 31, 1996, between the Company and United Eco Systems, Inc. (incorporated by reference to Exhibit 10.5 to the 1996 Form 10-K).

10.4.1 Agreement, dated April 9, 1996 between the Company and Wayne E. Shaw, and as amended on April 17, 1996, April 18, 1996, May 23, 1996 and June 12, 1996 (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form F-8).

10.4.2 Arrangement Agreement, dated November 13, 1996, among Industra Service Corporation, 519742 B.C. Ltd. and the Company (incorporated by reference to Exhibit 10.8.2 to the 1996 Form 10-K).

10.4.3 Agreement and Plan of Merger, dated as of September 10, 1996, among the Company, Sub Acquisition Corp. and Chempower, Inc. ("Chempower") (incorporated by reference to Exhibit 10.9.1 to the 1996 Form 10-K).

10.5 Acquisition Agreement, dated as of August 31, 1997, between the Company and Eurostar Interests Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 31, 1997).

10.6 Acquisition Agreement, dated as of September 1, 1997, between the Company and Jones Partners, Ltd. (incorporated by reference to Exhibit
         10.15 to the Company's Form 10-K for the fiscal year ended November 30,
         1997).

10.7 Lease, dated as of August 15, 1996, between 11011 Jones Road Joint Venture Group and the Company (incorporated by reference to Exhibit
         10.11 to the 1996 Form 10-K).

*10.8 Employment Agreement, dated May 1, 1999, between the Company and Michael E. McGinnis.

*10.9 Employment Agreement, effective as of June 1, 1999, between the Company and Michael Appling Jr.

*10.10 Employment Agreement, effective as of May 1, 1999, between the Company and Matthew D. Hill.

10.11.1 Credit Agreement, dated as of May 7, 19999, among the Company, the other borrowers and General Electric Credit Corporation ("GECC") (incorporated by reference to Exhibit 10.1.1 to the Company's Form 8-K for an event of May 7, 1999 (the "May 1999 Form 8-K")).

10.11.2 Revolving Note, dated may 7, 1999, issued by AEC Funding Corp. (incorporated by reference to Exhibit 10.2.1 to the May 1999 Form 8-K).

10.11.3 Revolving Note, dated May 7, 1999, issued by certain borrowers (incorporated by reference to Exhibit 10.2.2 to the May 1999 Form 8-K).

10.11.4 Security Agreement, dated as of May 7, 1999, among the Company, certain US subsidiaries and GECC (incorporated by reference to Exhibit 10.3 to the May 1999 Form 8-K).

10.11.5 Security Agreement, dated as of May 7, 1999, among the Company, certain Canadian subsidiaries and GECC (incorporated by reference to Exhibit
         10.4 to the May 1999 Form 8-K).

10.11.6 Guaranty, dated as of May 7, 1999, among the Company and GECC, (incorporated by reference to Exhibit 10.5 to the May 1999 Form 8-K).

*        21. Subsidiaries of the Company.

*        27. Financial Data Schedule.

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

                                    AMERICAN ECO CORPORATION


Dated: March 6, 2000                By: /s/ Michael E. McGinnis
                                        ----------------------------------------
                                        Michael E. McGinnis, President and Chief
                                        Executive Officer

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


             Signature                                   Title                                    Date
             ---------                                   -----                                    ----

/s/ J.C. Pennie
-----------------------------------
J.C. Pennie                              Chairman of the Board of Directors                  March 6, 2000

/s/ Michael E. McGinnis
-----------------------------------
Michael E. McGinnis                      President, Chief Executive Officer and Director     March 6, 2000
                                         (Principal Executive Officer)

/s/ Michael Appling Jr.
-----------------------------------
Michael Appling Jr.                      Chief Financial Officer and Vice President          March 6, 2000

/s/ Barry Cracower
-----------------------------------
Barry Cracower                           Director                                            March 6, 2000

/s/ William A. Dimma
-----------------------------------
William A. Dimma                         Director                                            March 6, 2000

/s/ Honorable Donald R. Getty
-----------------------------------
Honorable Donald R. Getty                Director                                            March 6, 2000

                                INDEX TO EXHIBITS

Exhibit Number                      Document
--------------                      --------

    *10.1               Agreement, dated as of May 1, 1999, between the Company and Windrush Corporation and J. C.
                        Pennie.

    *10.8               Employment Agreement, dated May 1, 1999, between the Company and Michael E. McGinnis.

    *10.9               Employment Agreement, effective as of June 1, 1999, between the Company and Michael Appling
                        Jr.

    *10.10              Employment Agreement, effective as of May 1, 1999, between the Company and Matthew D. Hill.

    *21.                Subsidiaries of the Company.

    *27.                Financial Data Schedule.

*Filed herewith