Form 10-Q
period 2000-02-29
AMERICAN ECO CORP
filed 2000-04-19
CIK 868076

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-10621

                            AMERICAN ECO CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         ONTARIO, CANADA                                 52-1742490
-------------------------------              ---------------------------------
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

As of February 29, 2000, there were 22,260,180 shares of Common Shares, no par value, outstanding.

                            AMERICAN ECO CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                        Page No.
                                                                                                      --------
         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheet:
                     February 29, 2000 and November 30, 1999.............................................3

                  Consolidated Statement of Income:
                     Quarters Ended February 29, 2000
                     and February 28, 1999...............................................................5

                  Consolidated Statement of Changes in Financial Position:
                     Quarters Ended February 29, 2000
                     and February 28, 1999...............................................................6

                  Notes to Consolidated Financial Statements.............................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................10


PART II. OTHER INFORMATION

         Item 1.  Litigation............................................................................15

         Item 2.  Changes in Securities.................................................................15

         Item 6.  Exhibits and Reports on Form 8-K......................................................15

         Signatures.....................................................................................16

ITEM 1. FINANCIAL STATEMENTS

                                     PART I

                              FINANCIAL INFORMATION

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      (United States Dollars in thousands)
                                   (Unaudited)


                                                                        February 29,     November 30,
                                                                            2000             1999
                                                                        ------------     ------------
                                        ASSETS

CURRENT ASSETS
                Cash .................................................  $      3,853     $      5,480
                Accounts receivable, trade, less allowance for
                  doubtful accounts of $4,331 in 2000 and $4,528 in
                  1999, respectively .................................        52,976           62,185
                Current portion of notes receivables .................         5,359            4,266
                Costs and estimated earnings in excess of billings....         7,947            8,600
                Inventory ............................................        17,598           16,694
                Refundable income taxes ..............................         1,188            1,188
                Prepaid expenses and other current assets ............         4,102            5,012
                                                                        ------------     ------------
                  TOTAL CURRENT ASSETS ...............................        93,023          103,425
                                                                        ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET ...................................        65,150           56,877
                                                                        ------------     ------------

OTHER ASSETS
                Goodwill, net of accumulated amortization of $4,239
                  in 2000 and $3,900 in 1999, respectively ...........        54,573           32,690
                Deferred income tax ..................................        19,895           17,879
                Notes receivable .....................................         4,011           16,969
                Investments ..........................................         4,642            4,519
                Other assets .........................................         4,559            4,565
                                                                        ------------     ------------
                  TOTAL OTHER ASSETS .................................        87,680           76,622
                                                                        ------------     ------------

                  TOTAL ASSETS .......................................  $    245,853     $    236,924
                                                                        ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      (United States Dollars in thousands)
                                   (Unaudited)


                                                                       February 29,      November 30,
                                                                           2000              1999
                                                                       ------------      ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
                Accounts payable and accrued liabilities ............  $     46,285      $     39,424
                Line of credit ......................................        23,376            18,003
                Current portion of long-term debt ...................         1,336               789
                Income tax payable ..................................            --               638
                Billings in excess of costs and estimated earnings...         7,218             8,441
                                                                       ------------      ------------
                 TOTAL CURRENT LIABILITIES ..........................        78,215            67,295
                                                                       ------------      ------------

LONG TERM LIABILITIES
                Senior notes ........................................       117,300           117,300
                Long-term debt ......................................         4,869             3,706
                Minority interest ...................................         2,089             2,127
                Other liabilities ...................................           525               572
                                                                       ------------      ------------
                 TOTAL LONG-TERM LIABILITIES ........................       124,783           123,705
                                                                       ------------      ------------

                 TOTAL LIABILITIES ..................................       202,998           191,000
                                                                       ------------      ------------

SHAREHOLDERS' EQUITY
                Share capital .......................................        90,777            90,450
                Contributed surplus .................................         2,845             2,845
                Cumulative foreign exchange .........................          (280)           (1,109)
                Retained earnings ...................................       (50,487)          (46,262)
                                                                       ------------      ------------
                 TOTAL SHAREHOLDERS' EQUITY .........................        42,855            45,924
                                                                       ------------      ------------

                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...........  $    245,853      $    236,924
                                                                       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED
         (United States Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            February 29,      February 28,
                                                                2000              1999
                                                            ------------      ------------
REVENUE ...............................................     $     53,987      $     69,183
                                                            ------------      ------------

COSTS AND EXPENSES
 Direct costs of revenue ..............................           46,965            56,554
 Selling, general, and administrative expenses.........            8,116             5,555
 Interest expense, net ................................            3,495             2,248
 Depreciation and amortization ........................            1,606             1,060
                                                            ------------      ------------
 Total operating costs ................................           60,182            65,417
                                                            ------------      ------------


INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE PROVISION FOR
(RECOVERY OF) INCOME TAXES ............................           (6,195)            3,766

PROVISION FOR (RECOVERY OF) INCOME
TAXES .................................................           (2,107)            1,355
                                                            ------------      ------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS ............................................           (4,088)            2,411

LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAX BENEFIT .............................             (136)           (1,436)
                                                            ------------      ------------

NET INCOME (LOSS) .....................................     $     (4,224)     $        975
                                                            ============      ============

Basic earnings (loss) per common share
 Earnings (loss) from continuing operations ...........     $      (0.18)     $       0.11
 Loss from discontinued operations ....................            (0.01)            (0.07)
                                                            ------------      ------------
 Net earnings (loss) per common share .................     $      (0.19)     $       0.04
                                                            ============      ============

Fully diluted earnings (loss) per
common share
 Earnings (loss) from continuing operations ...........     $      (0.18)     $       0.11
 Loss from discontinued operations ....................            (0.01)            (0.07)
                                                            ------------      ------------
 Net earnings (loss) per common share .................     $      (0.19)     $       0.04
                                                            ============      ============

Weighted average number of shares
used in computing earnings per common share
 Basic ................................................           21,960            21,610
                                                            ============      ============
 Fully diluted ........................................           21,960            21,610
                                                            ============      ============

                            AMERICAN ECO CORPORATION
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                           FOR THE THREE MONTHS ENDED
                      (United States Dollars in thousands)
                                   (Unaudited)


                                                                        February 29,      February 28,
                                                                            2000              1999
                                                                        ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................  $     (4,224)     $        975
  Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Loss on early extinguishment of debt ..........................            --                --
       Depreciation and amortization .................................         1,506             1,159
       Change in deferred income taxes ...............................        (2,654)               --
       Change in accounts receivable .................................         5,223               791
       Change in notes receivable ....................................            --               103
       Change in costs and estimated earnings in excess of billings...           653              (193)
       Change in inventory ...........................................          (807)             (726)
       Change in prepaid expenses ....................................           533            (1,273)
       Change in other assets ........................................             7               536
       Change in accounts payable ....................................        (4,487)           (6,264)
       Change in billings in excess of costs and estimated earnings...        (1,992)           (1,009)
       Change in other long-term liabilities .........................           (47)             (376)
                                                                        ------------      ------------
Net cash used in operating activities ................................        (6,289)           (6,277)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures ..........................................          (972)             (929)
       Acquisition of business, net of cash received .................             4                --
       Increase in minority interest .................................           (38)               --
       Decrease (increase) in investment .............................          (282)            1,131
                                                                        ------------      ------------
Net cash provided by (used in) investing activities ..................        (1,288)              202
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt ................           300               483
       Proceeds from line of credit ..................................         5,319                --
       Principal payments on long-term debt ..........................          (498)               --
                                                                        ------------      ------------
Net cash provided by financing activities ............................         5,121               483
                                                                        ------------      ------------

EFFECT OF FOREIGN EXCHANGE FLUCTUATIONS ON CASH ......................           829              (428)
                                                                        ------------      ------------

NET DECREASE IN CASH .................................................        (1,627)           (6,020)

CASH AT BEGINNING OF PERIOD ..........................................         5,480            21,821
                                                                        ------------      ------------

CASH AT END OF PERIOD ................................................  $      3,853      $     15,801
                                                                        ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            AMERICAN ECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (United States Dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the Company's annual consolidated financial statements dated November 30, 1999, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with such annual consolidated financial statements and related disclosures. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Results of operations for the quarter ended February 29, 2000 are not necessarily indicative of results expected for an entire year. The November 30, 1999 balance sheet was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; Chempower, Inc. ("Chempower"), Specialty Management Group, Inc. /d/b/a CCG ("CCG"), Industra Service Corporation ("Industra"), MM Industra Limited ("MMI"), Separation and Recovery Systems, Inc. ("SRS"), C.A. Turner Construction Company ("C.A. Turner" and, together with Action Contract Services Inc. the "Turner Group"), MidAtlantic Recycling Technologies, Inc. ("MART"), and United Eco Systems, Inc. ("United Eco"). Since November 1998, the Company has owned approximately 81.9% of the outstanding common stock of U.S. Industrial Services, Inc. (USIS). The operating results of USIS are included in the consolidated financial statements of the Company.

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

NOTE 2. INVENTORY

The components of inventory at February 29, 2000 and November 30, 1999 are as follows:

                                 February 29, 2000      November 30, 1999
                                 -----------------      -----------------
Raw Materials                       $      1,563          $      4,024
Consumable Supplies                        5,493                 3,127
Finished Goods                            10,542                 9,543
                                    ------------          ------------
                                    $     17,598          $     16,694
                                    ============          ============

                            AMERICAN ECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (United States Dollars in thousands, except per share amounts)

NOTE 3. U.S. INDUSTRIAL SERVICES, INC.

Since November 1998, the Company has owned approximately 81.9% of the outstanding common stock of USIS. Accordingly, the operating results of USIS are included in the consolidated financial statements of the Company.

In November 1998, USIS sold the assets of J. L. Manta, Inc. ("Manta") and transferred related liabilities, including the credit facility, to Kenny Industrial Services, L.L.C., for $23.0 million consisting of a combination of cash and notes. Accordingly, two months of operating results of Manta are included in the consolidated financial statements of the Company for the first quarter of fiscal year 1999.

On December 31, 1998, USIS sold the assets of P.W. Stephens Residential Inc. ("Residential"), and transferred its liabilities to American Temporary Sanitation Inc. for $2.4 million consisting of a combination of cash and notes. Recognition of the gain on this sale has been deferred and is presented as a reduction of the note balance. As a result of the sale, three months of Residential's operating results are included in the consolidated financial statements of the Company at February 29, 1999.

NOTE 4. LINE OF CREDIT

In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement as amended provides for a collateralized revolving credit facility (the "Revolver") of up to $30.0 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable and fixed assets. The Revolver has a two-year term, subject to two automatic one year extensions at the mutual agreement of the Company and the lenders. Borrowings under the Revolver accrue interest at a rate equal to 4% above the commercial paper rate, (9.8% at February 29, 2000). Interest is payable monthly. The revolver is collateralized by the Company's accounts receivables and inventory, and most of the owned properties are mortgaged as security. The total availability based on eligible collateral was $2.3 million at February 29, 2000. The Company was not in compliance with certain financial covenants at February 29, 2000. See discussion regarding liquidity and capital resources in Item 2.

NOTE 5. DISCONTINUED OPERATIONS

During the second quarter of fiscal year 1999, management adopted plans to discontinue the switchgear operations of Chempower and the engineering business of Industra. The switchgear business was sold on June 1, 1999 and the Company expects to divest the engineering business during 2000, although no assurances can be made that a sale will be consummated.

Sales from discontinued operations were $1.1 million and $4.6 million for the quarter ended February 29, 2000 and the same period last year, respectively. The loss from from these discontinued operations for the quarter ended February 29, 2000 and the same period last year, respectively, was $.2 million, and $1.4 million, respectively, net of $.07 million and $.9 million income tax benefit, respectively.

NOTE 6. LITIGATION

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

                            AMERICAN ECO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (United States Dollars in thousands, except per share amounts)

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

At February 29, 2000, there were various claims and disputes incidental to the business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse affect upon the Company's financial position, results of operations or cash flows, except as disclosed above.


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

For the three months ended February 29, 2000, there were no other material variances between accounting practices generally accepted in the United States and Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The results of operations for the quarter ended February 29, 2000 are not necessarily indicative of the results for future periods. The following discussion should be read in conjunction with the unaudited financial statements included herein and the notes thereto, and with the audited financial statements and notes thereto for the year ended November 30, 1999.

OVERVIEW

         American Eco Corporation (the "Company" or "American Eco") through its subsidiaries is a leading provider of industrial outsourcing which includes specialty fabrication and environmental services to principally three industry groups in the United States and Canada: (i) energy, (ii) pulp and paper, and
(iii) power generation. The Company also provides construction management services to a select group of commercial owners and developers. The Company offers its customers outsourcing solutions for an extensive array of support services such as equipment and facility repair, maintenance, refurbishment, retrofit and expansion. The Company's specialty fabrication services include the construction of decks, well jackets and modules for offshore oil and gas platforms, the fabrication of piping, pressure vessels, boiler tube bundles, and other equipment used in process industries, as well as the erection of structural steel support systems. The Company also manufactures, sells, installs and operates SAREX(R) oil filtration and separation systems worldwide. The Company's environmental services include diversified waste recycling and other material handling processes.

         The Company has strategically positioned itself as a consolidator of outsourcing services, which can be performed by the Company with greater efficiency, safety and cost-effectiveness. By outsourcing support services, the Company's customers can focus on their core manufacturing processes, reduce operating costs, improve safety and conserve human and capital resources.

         American Eco's business has benefited from several market trends. First is the shift among industrial companies toward outsourcing maintenance and other non-core services. Companies have increased their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations favors experienced outsourcing providers. Third is a preference by customers to simplify vendor management by working with larger, single-source providers which have broad geographic coverage. These trends have driven American Eco's acquisition strategy to consolidate regionally fragmented service providers in the United States and Canada. American Eco has realized significant growth through acquiring companies which provide services to several industries in different geographical regions. The Company's strategy is to focus on its operating subsidiaries' profitability and future growth.

         American Eco believes it has achieved a competitively advantaged position in the industrial outsourcing services, environmental services and construction management services markets it serves by consistently providing high-quality, cost-effective services on a safe and timely basis. The Company's key competitive strengths include: (i) long-standing customer relationships,
(ii) an outstanding safety and quality record, (iii) a broad offering of value-added services and capabilities, (iv) the ability to provide its services in the United States and Canada, and (v) an experienced management team in the field and at the corporate level. However, the Company is dependent upon the business cycles of the industry groups to which it provides the outsourcing services.

         At February 29, 2000, the Company operated primarily through the following first and second tier wholly-owned subsidiaries: C.A. Turner Construction Company, a Delaware corporation ("C.A. Turner" and, together with Action Contract Services Inc., a Delaware corporation, the "Turner Group"); Industra Service Corporation, a British Columbia, Canada corporation ("Industra"); MM Industra Limited, a Nova Scotia, Canada corporation ("MMI"); United Eco Systems, Inc., a Delaware corporation ("United Eco"); Separation and Recovery Systems, Inc., a Nevada corporation ("SRS"); Chempower, Inc., an Ohio corporation ("Chempower"); Specialty Management Group, Inc., d.b.a/CCG, a Texas corporation ("CCG"); and MidAtlantic Recycling Technologies, Inc. a Delaware corporation ("MART").

         Since November 1998, the Company has owned approximately 81.9% of the outstanding common stock of USIS. The USIS Common Stock is traded on the OTC Bulletin Board. In November 1998, USIS sold the assets, subject to the related liabilities, of its subsidiary J.L. Manta, Inc. ("Manta"). In December 1998, USIS sold its P.W. Stephens Residential Inc. subsidiary ("Residential"). USIS has been engaged in asbestos abatement and lead hazard removal primarily in the Midwest. USIS is seeking to refocus its strategic business plan in other businesses. USIS' quarter ends on December 31, which results have been consolidated as of February 29, 2000.


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

RESULTS OF OPERATIONS

         Three months ended February 29, 2000 compared to three months ended February 28, 1999.

         Revenues

         Revenue for the three months ended February 29, 2000 was $54.0 million, a decrease of 22.0% from $69.2 million for the same period last year. The $15.2 million decrease is primarily due to the sale of two USIS subsidiaries, Manta and Residential, which contributed $12.9 million of revenues for the three months ended February 28, 1999. This is partially offset by the acquisition of Tony Crawford Construction and MART, which contributed $5.2 million of revenue in the first quarter of fiscal year 2000. The remaining decrease is primarily attributable to revenues generated from a nonrecurring project in the Gulf Coast region of the United States (approximately $7.5 million) in the prior year within the industrial outsourcing segment.

         The industrial outsourcing segment produced revenues for the three months ended February 29, 2000 of $34.5 million, a decrease of 19.4% from $42.8 million for the same period last year. This decrease was primarily attributable to revenues generated from a nonrecurring project in the prior year, as explained above.

         The construction management group generated revenues for the three months ended February 29, 2000 of $12.3 million, an increase of 53.4% from $8.0 million for the same period last year. This increase is primarily from the acquisition of Tony Crawford Construction, which contributed $3.5 million in revenues during the first quarter of fiscal year 2000.

         The environmental services segment contributed revenues for the three months ended February 29, 2000 of $7.2 million, a decrease of 60.9% from $18.4 million for the same period last year. This decrease reflects the sale of two USIS subsidiaries, Manta and Residential, which contributed $12.9 million of revenues for the three months ended February 28, 1999. This is partially offset by revenues of $1.7 million generated by MART, which was acquired in fiscal year 2000.

         Operating Expenses

         The direct costs of revenue for the three months ended February 29, 2000 was $47.0 million, a decrease of 17.0% from $56.6 million for the same period last year. Direct costs as a percentage of revenue for the three months ended February 29, 2000 increased to 87.0%, compared to 81.8% for the same period last year. Increased costs are attributable to an increase in low risk, lower margin maintenance work and construction management activity in the current quarter and lower revenues in the higher margin industrial outsourcing business.

         Selling, general and administrative expenses for the three months ended February 29, 2000 was $8.0 million, an increase of 44.2% from $5.6 million for the same period last year. Selling, general and administrative expenses as a percentage of revenue for the three months ended February 29, 2000 increased to 14.8% from 8.0% for the same period last year. The percentage of total revenues would have been 10.1% and a net increase of $.6 million, excluding non-recurring adjustments made in the first quarter of 1999. The current year increase is primarily due to the acquisition of Tony Crawford Construction and MART, which are reflected in the first quarter of fiscal year 2000.

         Interest expense on long term debt for the three months ended February 29, 2000 was $3.5 million, an increase of 55.6% from $2.2 million for the same period last year. As a percentage of total revenues, interest expense increased to 6.5% compared to 3.2% for the same period last year. During fiscal year 1999, the Company entered into a $30 million revolving credit facility with General Electric Capital Corporation.


         Discontinued Operations

         During the second quarter of fiscal year 1999, management adopted plans to discontinue the switchgear operations of Chempower and the engineering business of Industra. The switchgear business was sold on June 1, 1999 and the Company expects to divest the engineering business during 2000, although no assurances can be made that a sale will be consummated.

          Sales from discontinued operations were $1.1 million and $4.6 million for the quarter ended February 29, 2000 and 1999. The loss from these discontinued operations for the quarter ended February 29, 2000 and 1999, was $.2 million, and $1.4 million, respectively, net of $.07 million and $.9 million income tax benefit, respectively.


         Provision for Income Tax

         During the three months ended February 29, 2000, the Company has recorded a recovery of income taxes of $2.1 million based upon an effective tax rate of 34%. This rate is being utilized based on the Company's estimate of what the annual income tax rate will be for the year end November 30, 2000, which rate is based on the estimated taxable income for the full year. For the three months ended February 28, 1999, a provision of $1.4 million was reflected.

LIQUIDITY AND CAPITAL RESOURCES

         Cash decreased from $5.5 million on November 30, 1999 to $3.9 million at February 29, 2000. The Company utilized net cash in operating activities of $6.3 million for the three months ended February 29, 2000 compared to $6.3 million for the same period last year. Accounts receivable decreased from $62.2 million to $53.0 million.

         Net cash used in investing activities was $1.3 million in the first quarter of fiscal year 2000 compared to net cash provided by investing activities of $.2 million in the same period last year. The primary use of cash in the current period was for capital expenditures.

         Cash flows provided by financing activities was $.4 million in 1999 compared to $5.1 million in 2000, primarily due to proceeds from line of credit of $5.3 million (See Note 4 to the Notes to Consolidated Financial Statements (unaudited) in Part I).

         At February 29, 2000, the Company had working capital of $14.8 million which includes $23.4 million of liabilities to General Electric Capital Corporation (see Note. 4 to the Notes to Consolidated Financial Statements (unaudited) in Part I). Cash requirements consist primarily of working capital needs, obligations under its line of credit and Senior Notes, including interest payments of approximately $5.6 million in May and November, and capital expenditures. Although the Company believes that its existing cash, anticipated cash flow from operations and the monetization of certain non-operating assets will meet certain of these requirements, there are no assurances that these resources will be sufficient throughout the next 12 months to finance its working capital needs, planned capital expenditures, and debt service requirements. The Company has engaged a financial advisor to assist in evaluating strategic alternatives.

         In May 1999, the Company and its principal subsidiaries entered into a Credit Agreement with General Electric Capital Corporation as lender and agent for additional lenders. The Credit Agreement provides for a collateralized revolving credit facility (the "Revolver") of up to $30.0 million to be used for working capital and other general corporate purposes and is based upon certain eligible accounts receivable and fixed assets. The outstanding balance on the Revolver as of February 29, 2000 was $23.4 million with an unused commitment of $6.6 million and availability of $2.3 million. The Revolver has a two-year term, subject to two automatic one-year extensions at the mutual agreement of the Company and the lenders. Borrowings under the Revolver accrue interest at a rate equal to 4% above the commercial paper rate (9.8% at February 29, 2000). Interest is payable monthly. The Revolver is collateralized by the Company's accounts receivable and inventory, and most of the owned properties are mortgaged as security. The Company was not in compliance with certain financial covenants at February 29, 2000 and is currently in discussion with the lender to resolve these issues. However, there can be no assurance that a satisfactory resolution will be achieved and that the lender will not pursue its remedies under the Credit Agreement.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LITIGATION

         See Note 6 to the Notes to Consolidated Financial Statements (unaudited) in Part I.

ITEM 2.  CHANGE IN SECURITIES

         During the first quarter, the Company issued 300,000 common shares in partial settlement of an outstanding obligation to a creditor as of November 30, 1999. The issuance of these common shares was exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27   Financial Data Schedule.

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AMERICAN ECO CORPORATION
                                                   (Registrant)


Dated:  April 19, 2000                             /s/ Michael E. McGinnis
                                                   -----------------------
                                                   Michael E. McGinnis
                                                   Chief Executive Officer


Dated:  April 19, 2000                             /s/ David Tighe
                                                   ----------------------
                                                   David Tighe
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------
27            Financial Data Schedule.